Form 10QSB
period 2001-03-31
NEW HORIZON EDUCATION INC
filed 2001-05-15
CIK 1127005

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                     Commission File No. 0-32195
                     NEW HORIZON EDUCATION, INC.
  (Exact name of small business issuer as specified in its charter)

             Utah                           87-0319410
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)


            2250 W. Center Street, Springville, UT 84663
              (Address of principal executive offices)

                            801-489-0222
                     (Issuer's telephone number)

                           Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001: 10,406,863 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                             FORM 10-QSB
                     NEW HORIZON EDUCATION, INC.

                                INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3

          Condensed Balance Sheets - March 31, 2001       4
          (unaudited) and December 31, 2000

          Condensed    Statements   of   Operations       5
          (unaudited)  for the Three  Months  Ended
          March  31,  2001 and 2000,  and  for  the
          period    from    the   re-entering    of
          development  stage  on  January  1,  1998
          through March 31, 2001

          Statements  of Comprehensive (Loss),  for       6
          the Three Months ended March 31, 2001 and
          2000   and   from   the  re-entering   of
          development  stage  on  January  1,  1998
          through march 31, 2001

          Condensed   Statements  of   Cash   Flows       7
          (unaudited)  for the Three  Months  Ended
          March  31,  2001 and 2000,  and  for  the
          period    from    the   re-entering    of
          development  stage  on  January  1,  1998
          through March 31, 2001

          Notes     to    Consolidated    Financial	    8
          Statements

          Item  2.   Management's  Discussion   and	   12
          Analysis of Financial Condition or Plan of Operation

PART II.  Other Information
          Item 2.  Changes in Securities                 13
          Item 6.  Exhibits and Reports on Form 8-K      13

          Signatures                                     13

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1.  Financial Statements (unaudited)

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                     NEW HORIZON EDUCATION, INC.
                    [A Development Stage Company]

                      CONDENSED BALANCE SHEETS

                               ASSETS

                             [Unaudited]


                                           March 31,     December 31,
                                              2001           2000
                                          ____________________________
CURRENT ASSETS:
  Cash                                     $     1,989  $      7,909
                                          ____________________________
        Total Current Assets                     1,989         7,909
                                          ____________________________
                                           $     1,989  $      7,909
                                          _____________________________


               LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                        $     11,183  $     14,284
   Accrued expenses                               4,404         4,404
                                           ____________________________
        Total Current Liabilities                15,587        18,688
                                           ____________________________

STOCKHOLDERS' (DEFICIT):
  Common stock, 100,000,000 shares
   authorized, $.no par value, 10,406,863 and
   2,906,863 shares issued and outstanding     7,284,483     7,269,483
  Contributed capital                             53,519        53,519
  Retained earnings (deficit)                 (7,054,134)   (7,054,134)
  (Deficit) accumulated during
	development stage				      (297,466)     (279,647)
                                           ____________________________
        Total Stockholders' (Deficit)            (13,598)      (10,779)
                                           ____________________________
                                            $      1,989  $      7,909
                                           ____________________________



Note: The Balance Sheet of December 31, 2000, was taken from the audited financial statements at that date and condensed.


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                     NEW HORIZON EDUCATION, INC.
                    [A Development Stage Company]

                 CONDENSED STATEMENTS OF OPERATIONS

                             [Unaudited]

                                                    		Cumulative from
                                                   		the Re-entering of
                                      	For the Three	Development Stage
                                       	Months Ended  	  on January 1,
                                       	  March 31,      	  1998 through
                                   	      _________________     March 31,
                                    	 2001     2000           2001
                                    	________ ________  __________
REVENUE:                           		$     -  $      -   $        -
                                    	________ ________   __________
EXPENSES:
 General and administrative                17,819    13,448      160,025
                                    	________ ________   __________
   Total Expenses                          17,819    13,448      160,025
                                   		________ ________   __________

LOSS FROM OPERATIONS               	     $(17,819) $(13,448) $  (160,025)

OTHER (EXPENSE):
  Loss on sale of securities
    available for sale                          -         -     (137,441)
                                    	________ ________   __________
CURRENT INCOME TAXES                      	-         -            -

DEFERRED INCOME TAXES                           -         -            -
                                   		 ________ ________  __________
NET LOSS                            	(17,819)  (13,448)    (297,466)
                                   		________ ________   __________

(LOSS) PER SHARE                    	$   .00) $   (.00)  $     (.20)
                                   		________ ________   __________



   The accompanying notes are an integral part of these unaudited condensed financial statements.

                     NEW HORIZON EDUCATION, INC.
                    [A Development Stage Company]

                 STATEMENTS OF COMPREHENSIVE (LOSS)

                             [Unaudited]

                                                      Cumulative from
                                                     the Re-entering of
                                     For the Three   Development Stage
                                       Months Ended    on January 1,
                                       March 31,        1998 through
                                   __________________    March 31,
                                      2001      2000         2001
                                    ________    ________  __________

NET (LOSS)                          $(17,819) $ (13,448) $  (297,466)

OTHER COMPREHENSIVE INCOME:
  Unrealized holding (loss)
    marketable securities                  -          -   (1,250,000)
  Plus: reclassification adjustment for
    losses included in net income          -        -        137,441
                                    ________   ________   __________
COMPREHENSIVE (LOSS)                $(17,819) $ (13,448) $(1,410,025)




   The accompanying notes are an integral part of these unaudited financial statements.

                     NEW HORIZON EDUCATION, INC.
                    [A Development Stage Company]

                 CONDENSED STATEMENTS OF CASH FLOWS
                             [Unaudited]

                                                   		    Cumulative from
                                                   		   the Re-entering of
                                      		For the Three   Development Stage
                                       		Months Ended     on January 1,
                                        		March 31,        1998 through
								_________________   March 31,
                                      		 2001      2000        2001
                                    	      ________ ________   __________
Cash Flows From Operating Activities:
  Net loss                                      $ (17,819) $  (13,448) $  (297,466)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Non cash stock issued for services rendered        -            -        1,500
    Loss on sale of marketable securities   	       -            -      137,441
    Changes in assets and liabilities
    Increase in accounts payable      		  (3,101)           -       11,183
    Increase in accounts payable - related party       -        1,770            -
    Accrued expenses                       	       -        1,006        4,404
                                     	       ________     ________   __________

      Net Cash (Used) by Operating Activities    (20,920)     (10,672)    (142,938)
                                     	       ________     ________   __________

Cash Flows From Investing Activities       	       -            -            -
                                    	       ________     ________   __________

  Proceeds from sale of marketable securities          - 	        -       58,314
                                     	       ________     ________   __________

        Net Cash (Used) by Investing Activities        -            -       58,314
                                     	       ________     ________   __________

Cash Flows From Financing Activities        	       -            -            -
                                     	       ________     ________   __________

    Proceeds from sale of common stock            15,000       11,359       85,437
                                     	       ________     ________   __________

        Net Cash (Used) by Financing Activities   15,000       11,359       85,437
                                    	       ________     ________   __________

Net Increase in Cash                  	        (5,920)         687          813

Cash at Beginning of the Period                    7,909        6,123        1,176
                                    	       ________     ________   __________

Cash at End of the Period                      $   1,989    $   6,810   $    1,989
                                   		       ________     ________   __________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                           	    $     -   $     -    $      -
    Income taxes                              $     -   $     -    $      -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the three months ended March 31, 2001:
     None
  For the three months ended March 31, 2000:
    None
   The accompanying notes are an integral part of these unaudited condensed financial statements.

                     NEW HORIZON EDUCATION, INC.
                    [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was incorporated under the laws of the state of Utah on May 9, 1972 as High-Line Investment & Development Company.

  On May 18, 1977 the Company changed its name to Gayle Industries, Inc. On January 11, 1978 the Company merged into Swing Bike. On December 19, 1979 the Company changed its name to Horizon Energy Corporation. On December 10, 1992 the Company changed its name to Millennium Entertainment Corp.

  In 1993, the Company changed its name to New Horizon Education, Inc. Also during 1993, the Company organized a wholly owned subsidiary with the sole purpose of merging with Ruff Network Marketing, Inc. the Subsidiary changed its name to New Horizon Education, Inc. and began to network market computer software education programs.

  In 1995, the Company entered an agreement with Homequest, Inc., whereby the Company sold off all assets associated with its education software along with $100,000 to Homequest, Inc. in exchange for debt relief, notes receivable, and preferred stock of Homequest.

  At December 31, 1997, the Company entered into an agreement to sell its wholly owned subsidiary to Phoenix Ink, LLC, a company controlled by Howard J. Ruff. The agreement called for the Company to pay $5,500 toward taxes in exchange for debt relief and all the shares of the subsidiary. The Company is considered to have re-entered the development stage as of January 1, 1998. The Company currently has no on-going operations and is seeking potential business mergers and ventures.

  Investments  -  The  Company accounts for investments  in  debt  and equity securities in accordance with Statement of Financial Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in available-for-sale securities are carried at fair value. Unrealized gains and losses, net of the deferred tax effects, are included as a separate element of stockholders' equity.

  Comprehensive Income - The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income."


  Development Stage - The Company is considered a development stage company as defined in SFAS no. 7. Since re-entering the development stage on January 1, 1998 the Company is primarily seeking potential business mergers and ventures.

  Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 6].

                     NEW HORIZON EDUCATION, INC.
                    [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

  Valuation of Stock Issued For Goods and Services - The Company values stock issued for goods and services at the current market price per share.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

  The Company has available at March 31, 2001 and December 21, 2000, unused operating loss carryforwards of approximately $7,284,000 and $7,270,000, respectively, which may be applied against future taxable income and which expire in various years through 2021. If certain substantial changes in the Company's ownership should occur, there will be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $2,476,000 and $2,472,000, respectively, at March 31, 2001 and December 31, 2000, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately
  $4,000  and  $53,618  for  March 31, 2001  and  December  31,  2000,
  respectively).

                     NEW HORIZON EDUCATION, INC.
                    [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation - For the three months ended March 31,  2001
  and   2000,  the  Company  paid  an  officer  $15,000  and  $13,000, respectively.

  Office Space - Prior to October 1999, the Company did not have a need to rent office space. An officer of the Company allowed the Company to use his office as a mailing address, as needed, at no expense to the Company. Since October 1999, the Company has been paying $100 per month (on a month to month basis) to an unrelated party for office space. Total rents paid amounted to $300 and $300 for the three months ended March 31, 2001 and 2000, respectively.

NOTE 4 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no on-going operations and has incurred losses since its inception. Further, the Company has current liabilities in excess of assets and has no working capital to pay its expenses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

  On December 31, 1997, the Company sold its wholly-owed subsidiary by selling all shares of subsidiary stock. The agreement called for the Company to pay $5,500 in payroll taxes and for the subsidiary to be responsible for its remaining debt of approximately $180,000. Management believes that the Company is not liable for any existing liabilities related to its former subsidiary, but the possibility exists that creditors and others seeking relief from the former subsidiary may also include the Company in claims and suits pursuant to the parent-subsidiary relationship which previously existed between the Company and its former subsidiary. The Company is not currently named in nor is it aware of any such claims or suits against its former subsidiary. Management believes that the Company would be successful in defending against any such claims and believes that no material negative impact on the financial position of the Company would occur. Management further believes that with the passage of time the likelihood of any such claims being raised is becoming more remote. No amounts have been reflected or accrued in these financial statements for any contingent liability.

                     NEW HORIZON EDUCATION, INC.
                    [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended March 31, 2001 and 2000 and for the period from the re-entering of development stage on January 1, 1998 through March 31, 2001:

                            					Cumulative from
                          					the Re-entering of
                                     For the Three     Development Stage
                                      Months Ended      on January 1,
                                       March 31,         1998 through
                                     _____________________ March 31,
                                       2001       2000       2001
                                      ________________________________
(Loss) from continuing operations
  available to common stockholders
  (numerator)                      $  (17,819)  $  (13,448)  $ (297,466)
                                      ________________________________
Weighted average number of
  common shares outstanding
  used in earnings per share
  during  the  period
  (denominator)     		      5,490,196    1,092,921    1,453,935
                                     ________________________________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 7 - STOCK TRANSACTIONS

  In February 2001, the Company issued 7,500,000 shares of common stock for $15,000, or $.002 per share.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Three Month periods Ended March 31, 2001 and 2001

The Company had no revenue from continuing operations for the three-month periods ended March 31, 2000 and 2001.

General and administrative expenses for the three month periods ended March 31, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $17,819 and $13,448 for the three-month periods ended March 31, 2001 and 2000 respectively.

As a result of the foregoing factors, the Company realized a net loss of $17,819 for the three months ended March 31, 2001 as compared to a net loss of $$13,448 for the same period in 2000.

Liquidity and Capital Resources

At March 31, 2001 the Company had $1,989 cash in hand and total current liabilities of $15,587 compared to $7,909 cash in hand and $18,688 in current liabilities for the period ending March 31, 2000.

The Company believes that its current cash needs can be met with the cash on hand or from loans from officers and directors for at least the next twelve months. However, should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling common stock of the Company or debt financing.

The Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a pubic company, and
(ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

In January of 2001, the Company issued 7,500,000 shares to an accredited investor for cash in the amount of $15,000. The shares were issued in a private transaction that did not involve any public solicitation or sales and without registration in reliance on the
exemption provided by 4(2) of the Securities Act.   No public
solicitations were made by the Company and no commissions were paid on any of the securities sales.

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

Exhibits: None


                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NEW HORIZON EDUCATION, INC.


Date: May 15, 2001           By:/s/ Steven L. White
                             Steven L. White
                             President and Treasurer