Form 10KSB
period 2000-12-31
NEW HORIZON EDUCATION INC
filed 2001-07-11
CIK 1127005

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB
        Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
(Mark One)
[ X ]     Annual report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2000

[   ]     Transition report under section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from ________ to __________

                 Commission File Number 0-32195

                   New Horizon Education, Inc.
         (Name of small business issuer in its charter)

             Utah                         87-0319410
(State or other jurisdiction of   (I.R.S. Employer I.D. No.)
incorporation or organization)

         2250 W. Center Street, Springville,  UT  84663
      (Address and Zip Code of principal executive offices)

Issuer's telephone number, including area code: 801-489-0222

Securities registered pursuant to Section 12(b) of the Exchange
Act: None

Securities registered under Section 12(g) of the Exchange Act:
               No par value, common voting shares
                        (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [  ]   No [ x  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any
amendment to this Form 10-KSB. [    ]

The issuer's revenue for its most recent fiscal year was: $-0-

The aggregate market value of the issuer's voting stock held as of July 9, 2001, by non-affiliates of the issuers was $41,306.

As of July 9, 2001, issuer had 10,406,863 shares of its no par value common stock outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]
Documents incorporated by reference: none

PART I

Item 1.  Description of Business.

     The Company originally incorporated in the State of Utah on May 9, 1972, under the name High-Line Investment & Development Company. In 1977, the Company changed its name to Gayle Industries, Inc. In 1978 the Company merged into its subsidiary Swing Bike and kept the Swing Bike name. In 1979 the Company changed its name to Horizon Energy Corp. In 1992 the Company changed its name to Millennium Entertainment Corp. And in 1993 the Company changed its name to New Horizon Education, Inc.
Later that year, the Company formed a new subsidiary, Sunset Horizon, Inc. for the purpose of merging with Ruff Network Marketing, Inc., and began marketing computer education programs. Sunset Horizon, Inc. owned rights to market the computer education programs and Ruff Network Marketing, Inc. provided the marketing network. The Company was not successful in its marketing operations and in 1995 the Company sold its assets and ceased operations leaving both the parent Company and its subsidiary with no operations. In 1997, the Company sold the subsidiary. The Company has not had active business operations since 1995, and is considered to have re-entered the development stage as of January 1, 1998.

     In June of 2000, the shareholders authorized a fifty (50) to one (1) reverse split in an attempt to attract business opportunities and to potentially develop a greater liquidity for the shares of the Company. Holders of fractional shares were paid a fair market value by the Company with a check sent to the shareholder's last known address. Returned checks are being held by Company's counsel in an escrow account pursuant to Utah law.

     Because we are a development stage company with a plan to engage in a merger or acquisition with an unidentified company or companies, we are considered a blank check company. Management has determined that because it has not had any operations for the past five years and it does not currently have any business to pursue, that it would be advisable to seek an opportunity that might generate value for shareholders.

     The Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. The Company does not intend to conduct any other operations while it is investigating potential business opportunities. The Company does not propose to restrict its search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. The Company does not currently have any potential business opportunity in mind nor has it entered any discussions or negotiations with any potential business.

     The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders.

     The activities of the Company are subject to several significant risks which arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, because management holds a majority of the outstanding stock, be able to approve transactions that require shareholder approval without seeking the approval of the rest of the stockholders.

Sources of Opportunities

     It is anticipated that business opportunities may be available to the Company from various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

     The Company's President, Mr. White, has extensive business experience and as a result, has developed a strong network with other business professionals. The Company believes that Mr. White's contacts may provide business opportunities that may be attractive to the Company. In addition, the Company's Secretary, Mrs. Angela White and the Company's director, Ms. Loretta Hullinger have established extensive business contacts through their prior and present business experience and may introduce opportunities to the Company.

     The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people.
Although the Company does not anticipate engaging professional firms specializing in business acquisitions or reorganizations, if management deems it in the best interests of the Company, such firms may be retained. In some instances, the Company may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

     The Company has no current intention to acquire or merge with a business opportunity in which promoters, management or their affiliates or associates directly or indirectly have any ownership interest. The Company does not have any specific policy against such a transaction. Should the Company enter into a transaction that directly or indirectly benefits any promoter, management or their affiliates, the matter will be submitted to a vote of non-interested shareholders pursuant to the Company's by-laws and Utah corporate law.

Criteria

     The Company will not restrict its search to any particular business, industry or geographical location. The Company may acquire a business opportunity or enter into a business agreement in any industry and in any stage of development. The Company may enter into a business or opportunity involving a Astart up@ or new company. The Company may acquire a business opportunity in various stages of its operation.

     In seeking a business venture, the decision of management of the Company will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product or industry, but will be based upon the business objective of seeking long-term capital appreciation of the Company.

     In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; the history of operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of the management; the potential for further research, development or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

     Generally, the Company will analyze all available factors in the circumstances and make a determination based upon a composite of available facts, without reliance upon any single factor as controlling.

Methods of Participation of Acquisition

     Specific business opportunities will be reviewed and, on the basis of that review, the legal structure or method of participation deemed by management to be suitable will be selected. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

     As part of the Company's investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

     The Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates; relevant analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; and other information deemed relevant.

Competition

     The Company expects to encounter substantial competition in its efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

     The Company has no full time employees. The Company's president has agreed to allocate a portion of his time to the activities of the Company. The president anticipates that the business plan of the Company can be implemented by him devoting approximately 100 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.


Item 2.  Description of Property.

     The Company does not currently own any property.  The
Company rents office space on a month to month basis for $100 per month, located at 2250 West Center Street, Springville, UT 84663.
This arrangement is expected to continue until such time as the Company becomes involved in a business opportunity that necessitates expansion or relocation.

Item 3.  Legal Proceedings.

     No legal proceedings are pending against the Company or any of its officers or directors. There is a potential for litigation in relation to the Company's wholly owned subsidiary that was sold in 1997.

The agreement required the Company to pay $5,500 in payroll taxes in exchange for approximately $180,000 in debt relief. If the sold subsidiary does not pay off its debt, the Company may be named as a co-defendant with the sold subsidiary. Management believes that all corporate formalities regarding wholly owned subsidiaries were strictly followed. Further, the Company does not believe it is liable for any of the sold subsidiary's liabilities, and does not anticipate any claims being made against it.

     Furthermore, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interests in actions that are adverse to the Company's interests.

Item 4.  Submission of Matters to a Vote of Securities Holders.

     The Company called a special meeting of shareholders which was held on December 26, 2000 to vote on the following items:

     1.   Election of Directors

          Steven L. White
          Angela G. White
          Loretta Jean Hullinger

     2.   Approval to Amend and Restate the Articles of
          Incorporation

     3. Ratification of any and all past actions taken by the Board of Directors on behalf of the Company

     As of the record date, 2,906,863 shares were issued, outstanding and entitled to vote at the special meeting.
2,547,509 shares were present at the special meeting in person or by proxy. All 2,547,509 shares voted unanimously to elect the directors, approve the Amended and Restated Articles of Incorporation and to ratify any and all past actions of the Board of Directors.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     The Company's common stock is listed on the Pink Sheets under the symbol "NHZN". At July 9, 2001 the Company had 561 shareholders holding 10,406,863shares of common stock. The following table shows the highs and lows of the closing bid and ask on the Company's stock for fiscal years 1998, 1999, 2000 and the first two quarters of 2001.

YEAR                CLOSING BID               CLOSING ASK
   1998          HIGH         LOW          HIGH          LOW

First Quarter   .001         .001         .10           .10

Second Quarter  .001         .001         .10           .10

Third Quarter   .001         .001         .10           .10

Fourth Quarter  .001         .001         .10           .04

   1999
First Quarter    .04          .001        .53125         .04

Second Quarter   .02          .01          .10           .03

Third Quarter    .03          .01          .08           .02

Fourth Quarter   .02          .01          .09           .03

   2000
First Quarter    .02          .02          .25           .04

Second Quarter   .01          .01          .25           .03

July 3 to
    July 28      .01          .005         .03           .01

July 31 to
 September 30(1) .03          .03           1            .25

Fourth Quarter   .03          .03           1            .50

   2001
First Quarter    .03          .03           1           .9375

Second Quarter   .03          .03           1            .93


(1) July 31, 2000 to September 25, 2000 represents the listing price of the Company's stock after a fifty (50) for one (1) reverse stock split.

     The above quotations, as provided by the National Quotation
Bureau, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

     The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Utah law. Under
Section 16-10a-640 of the Utah Revised Business Corporation Act, dividends maybe paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business and does not affect preferential shareholders rights upon dissolution.

Item 6.  Management's Discussion and Analysis or Plan of
Operation.

Results of Operations for the period ending December 31, 2000 and
1999

          At March 31, 2001, the Company had $1,989 in cash. The Company believes that it has sufficient cash on hand to satisfy its administrative needs for the next twelve months. Should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling common stock of the Company, taking loans from the officers or seeking other forms of debt financing.

     The Company was previously in the business of marketing computer related educational systems. It ceased operations in 1995 and has generated no revenue from operations for the past two fiscal years. Currently, the Company has no ongoing operations, and has no material commitments for capital expenditures for the next twelve months.

     Management of the Company intends to actively seek business opportunities for the Company during the next twelve months.

     The Company did not generate any revenue for the periods ending December 31, 2000 and 1999. General and administrative expenses were $101,058 for the period ending December 31, 2000 and $29,120 for the period ending December 31, 1999. The increase in expenses is due to the Company bringing itself current in its corporate status, audit fees and legal expenses involved in filing the Company's Form 10-SB registration statement.

     The Company also experienced a loss on the sale of securities in the amount of $57,441 for the period ended December
31, 2000 and in the amount of $80,000 for the period ending
December 31, 1999.

     Expenses and loss on the sale of securities resulted in the Company having a net loss of $158,499 for the period ended December 31, 2000 compared to a net loss of $109,120 for the period ended December 31, 1999 and a cumulative net loss of $279,647 from the re-entering of Development Stage on January 1,1998 through December 31, 2000.

     Net cash used in operations was $85,387 for the period ended December 31, 2000 compared to $25,552 for the period ended December 31, 1999. Net cash provided by investing activities was $38,314 during the year ended December 31, 2000 and $20,000 for the year ended December 31, 1999. Net cash provided by financing activities was $48,859 for the year ended December 31, 2000 compared to $11,578 for the year ended December 31, 1999.

     The Company had $7,909 in cash as of December 31, 2000 as compared to $6,123 as of December 31, 1999.

Item 7.  Financial Statements.

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 11.

Item 8.  Changes In and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

                            PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act.

     The following table sets forth as of July 9, 2001, the name, age, and position of each executive officer and director and the term of office for each director of the Company.

Name                   Age    Position                     Since

Steven L. White        46     President, Treasurer and    July 1998
                              Director

Angela G. White        44     Secretary and Director      July 1998

Loretta Jean Hullinger 53     Director                  December 2000

     All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are duly elected and qualified.

     The following is a brief biography of the officers and directors.

     Steven L. White, President, Treasurer and Director. Mr. White earned his Bachelor of Science Degree from Brigham Young University in 1980 with a major in Accounting and a Minor in English. He is a member of the American Institute of Certified Public Accountants and has been employed by one national and two local CPA firms. Since 1983, Mr. White has been employed in private accounting and has been the controller of several small businesses which include Phoenix Ink, LLC, a financial newsletter publisher, from 1999 to present; HomeQuest, Inc., an educational software marketing company, from 1993 to 1998; InfoLink Technologies, Inc., a software development company, from 1991 to 1992; Jefferson Institute, Inc., an investment seminar company, from 1986 to 1990; and Video Ventures, Inc., a publicly held video rental company, from 1983 to 1985.

     Angela G. White, Secretary and Director. Mrs. White's primary and full time occupation for the last five years has been that of a full time homemaker. Mrs. White is married to the other officer and director of the Company, Steven L. White. In addition, to her full time occupation as a homemaker, Mrs. White is a licensed practical nurse and has been employed with Intermountain Health Care at its Utah Valley Regional Medical Center since 1996.

     Loretta Jean Hullinger, Director. Ms. Hullinger has been the operations manager for a horse ranch, the Wagon Wheel Ranch, for the past five years where she directs and oversees the training, feeding, breeding and raising of racehorses. Ms. Hullinger schedules the employees and directs their daily duties at the horse ranch. Ms. Hullinger has been involved in this line of business for the majority of her working career.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 2000 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

Item 10.  Executive Compensation

     The Company has no formal arrangements for the remuneration of its officers and directors, except that they will receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company's behalf in the investigation of business opportunities.

     Although there is no formal arrangement, the Company paid Steven L. White an annual salary of $4,800, $23,000 and $55,775 for the fiscal years ended December 31, 1998, 1999 and 2000 respectively, for services rendered on behalf of the Company as President. Mr. White also received 30,000 shares of common stock valued at $1,500 for services during 1998. Mr. White's compensation is for management services to the Company and is an amount below current market rates paid for executives in similar situations and was set as a fixed annual compensation amount by the board of directors. Mr. White has received no other compensation in the form of bonuses, options, warrants, stocks, awards or any other conceivable form of annual or long-term compensation.

Employment Contracts, Termination of Employment and Change in
Control

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person which would in any way result in payments toany person because of employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

     Directors of the Company receive an annual payment of $500 each for their service as a board member.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     The following table sets forth as of July 9, 2001, the name and the number of shares of the Registrant's Common Stock, no par value, held of record or was known by the Registrant to own beneficially more than 5% of the 10,406,863 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each officer and director individually and of all officers and directors as a group.

                  Name and Address of     Amount and Nature or     Percentage
Title of Class    Beneficial Owner (1)    Beneficial Ownership      of Class
   Common        Angela G. White (2)(3)       1,530,000               14.7%
                 2250 W. Center Street,
                 Springville, UT 84663

   Common        Steven L. White (2)(3)       1,530,000               14.7%
                 2250 W. Center Street,
                 Springville, UT 84663

   Common        Loretta Jean Hullinger (3)   7,500,000               72.1%
                 178 S. 350 W.
                 Mona,  UT  84645

   Common        Officers, Directors          9,030,000               86.7%
                 and Nominees as a Group:
                 3 persons

  (1) For purposes of this table, a beneficial owner is one who, directly or indirectly, has or shares with others (a) the power to vote or direct the voting of the Voting Stock (b) investment power with respect to the Voting Stock which includes the power to dispose or direct the disposition of the Voting Stock.

  (2)  Steven L. White and Angela G. White are husband and wife.
       The shares are held individually in the name of Steven L. White, however because of the spousal relationship, Angela G. White is also considered to have beneficial ownership of the shares.

  (3)  Officer and/or director of the Company.

     There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions.

     In 1999, the Company had advanced $1,770 for payroll taxes that were paid on behalf of Steven L. White, an officer and a director of the Company. In December 2000, Mr. White repaid the advance with no interest.

Item 13.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K

     No reports on Form 8-K have been filed during the period covered by this Form 10-KSB.

Exhibits

Exhibit SEC Ref.   Title of Document                        Location
Number   No.

  1      3(i)      Articles of Incorporation filed              *
                   March 9, 1972.

  2      3(i)      Amendment to Articles of                     *
                   Incorporation of the Company to
                   change the name to Gayle
                   Industries, Inc. dated May 18,
                   1977.

  3       2        Plan and Articles of Merger of a             *
                   Subsidiary Corporation (Swing Bike)
                   into the Company thereby changing
                   the name of the Company to Swing
                   Bike dated January 11, 1978.

  4      3(i)      Amendment to Articles of                     *
                   Incorporation of the Company
                   changing the name to Horizon Energy
                   Corporation dated December 19, 1979

  5      3(i)      Amendment to Articles of                     *
                   Incorporation of the Company
                   authorizing 100,000,000 shares of
                   common no par value stock dated
                   August 18, 1989.

  6      3(i)      Amendment to Articles of                     *
                   Incorporation of the Company
                   changing the name to Millennium
                   Entertainment Corp. dated December
                   10, 1992.

  7      3(i)      Amendment to Articles of                     *
                   Incorporation of the Company
                   changing the name to New Horizon
                   Education, Inc. dated May 28, 1993.

  8      3(i)      Amendment to Articles of                     *
                   Incorporation of the Company
                   authorizing a one (1) for fifty
                   (50) reverse stock split dated
                   September 27, 2000.

  9      3(i)      Amended and Restated Articles of             *
                   Incorporation dated December 26, 2000

  10    3(ii)      By-Laws                                     **

*  Incorporated by reference to the Form 10-SB filed on  December
    29, 2000
**Incorporated by reference to the Form 10-SB/A filed on April
   27, 2001

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   New Horizon Education, Inc.



Date: July 10, 2001                By: /s/ Steven L. White
                                   Steven L. White, President and
                                    Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: July 10, 2001                By: /s/ Steven L. White
                                   Steven L. White, Director


Date: July 10, 2001                By: /s/ Angela G. White
                                   Angela G. White, Director


Date: July 10, 2001                By: /s/ Loretta Jean Hullinger
                                   Loretta Jean Hullinger,
                                   Director

                   NEW HORIZON EDUCATION, INC.
                  [A Development Stage Company]




                            CONTENTS

                                                                 PAGE

        -  Independent Auditors' Report                           13

        -  Balance Sheet, December 31, 2000                       14

        -  Statements of Operations, for the years ended
           December 31, 2000 and 1999 and from the
           re-entering of development stage on January 1,
           1998 through December 31, 2000                         15

        -  Statements of Comprehensive Income (Loss),
           for the years ended December 31, 2000 and
           1999 and from the re-entering of development
           stage on January 1, 1998 through December 31,
           2000                                                   16

        -  Statement of Stockholders' Equity (Deficit), from
           the re-entering of the development stage on
           January 1, 1998 through December 31, 2000              17

        -  Statements of Cash Flows, for the years ended
           December 31, 2000 and 1999 and from the
           re-entering of development stage on January 1,
           1998 through December 31, 2000                         18

        -  Notes to Financial Statements                          20

                  INDEPENDENT AUDITORS' REPORT


Board of Directors
NEW HORIZON EDUCATION, INC.
Salt Lake City, Utah

We have audited the accompanying balance sheet of New Horizon Education, Inc. [A Development Stage Company] as of December 31, 2000, and the related statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and for the period from the re-entering of the development stage on January 1, 1998 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of New Horizon Education, Inc. [A Development Stage Company] as of December 31, 2000, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from the re-entering of the development stage on January 1, 1998 through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 4 to the financial statements, the Company has incurred significant losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Pritchett, Siler & Hardy

PRITCHETT, SILER & HARDY, P.C.

April 30, 2001
Salt Lake City, Utah

                   NEW HORIZON EDUCATION, INC.
                  [A Development Stage Company]

                          BALANCE SHEET

                             ASSETS

                                                      December 31,
                                                          2000
                                                    ______________
CURRENT ASSETS:
  Cash                                                 $    7,909
                                                    ______________
        Total Current Assets                                7,909
                                                    ______________
                                                       $    7,909
                                                    ______________


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
  Accounts payable                                     $   14,284
  Accrued expenses                                          4,404
                                                    ______________
        Total Current Liabilities                          18,688
                                                    ______________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, 100,000,000 shares
   authorized, no par value, 2,906,863
   shares issued and
   outstanding, respectively                            7,269,483
Contributed capital                                        53,519
  Retained (deficit)                                   (7,054,134)
  (Deficit) accumulated during
   development stage                                     (279,647)
                                                    ______________
        Total Stockholders' Equity Deficit                (10,779)
                                                    ______________
                                                       $    7,909
                                                    ______________


 The accompanying notes are an integral part of these financial statements.

                   NEW HORIZON EDUCATION, INC.
                  [A Development Stage Company]

                    STATEMENTS OF OPERATIONS

                                                        Cumulative from
                                                      the Re-entering of
                                        For the        Development Stage
                                      Years Ended        on January 1,
                                      December 31,       1998 through
                                    _________________     December 31,
                                      2000       1999        2000
                                    ________    ________    __________

REVENUE                             $      -   $      -   $        -
                                    ________    ________    __________

EXPENSES:
 General and administrative          101,058     29,120      142,206
                                    ________    ________   __________
   Total Expenses                    101,058     29,120      142,206
                                    ________    ________   __________

LOSS BEFORE OTHER (EXPENSE)        (101,058)    (29,120)    (142,206)

OTHER (EXPENSE):
  Loss on sale of securities
    available for sale              (57,441)    (80,000)    (137,441)
                                    ________    ________    __________
LOSS BEFORE INCOME TAXES           (158,499)   (109,120)    (279,647)

CURRENT TAX EXPENSE                       -           -            -

DEFERRED TAX EXPENSE                      -           -            -
                                    ________    ________   __________
NET (LOSS)                        $(158,499)  $(109,120)  $ (279,647)
                                   _________    ________   __________

LOSS PER COMMON SHARE             $    (.09)  $    (.13)  $     (.25)
                                   __________________ ___________


 The accompanying notes are an integral part of these financial statements.

                   NEW HORIZON EDUCATION, INC.
                  [A Development Stage Company]

            STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                            Cumulative from
                                                           the Re-entering of
                                               For the      Development Stage
                                            Years Ended       on January 1,
                                            December 31,      1998 through
                                         __________________    December 31,
                                          2000         1999       2000
                                        ________    ________    __________
NET INCOME (LOSS)                      $(158,499)  $(109,120)  $  (279,647)

OTHER COMPREHENSIVE INCOME:

  Unrealized holding (loss)
    arising during period                (32,718)   (446,527)   (1,250,000)

  Plus: reclassification adjustment for
    losses included in net income         57,441      80,000       137,441
                                        ________    ________    __________

COMPREHENSIVE INCOME (LOSS)            $(133,776)  $(475,647)  $(1,392,206)


 The accompanying notes are an integral part of these financial statements.

                   NEW HORIZON EDUCATION, INC.
                  [A Development Stage Company]

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

        FROM THE RE-ENTERING OF THE DEVELOPMENT STAGE ON

            JANUARY 1, 1998 THROUGH DECEMBER 31, 2000

                                                                                                    Deficit
                                                                                                Accumulated
                                                                                                 From the
                                                                                               Re-entering of
                                                                                              the Development
                                                                                              Stage on January 1,
                                 Common Stock                                    Unrealized    1998 through
                             _____________________     Contributed   Retained      Holding      December 31,
                               Shares       Amount       Capital     (Deficit)   Gain/(Loss)       2000
                             _____________________________________________________________
BALANCE, January 1, 1998        456,827     $7,192,049    $ 53,519   $(7,054,134)  $1,250,000  $        -

February 1998, shares issued
  at $.05 per share for debt
  relief                        110,000          5,500

June 1998, shares issued
  at $.05 per share for cash    200,000         10,000

June 1998, shares issued
  at $.05 per share for
  services rendered              30,000          1,500

Unrealized holding (loss) on
  marketable securities                                                              (770,755)

Net income for the year
  ended December 31, 1998                                                                         (12,028)
                                _______    ___________    ________    ___________   _________   _________
BALANCE, December 31, 1998      796,827      7,209,046      53,519     (7,054,134)    479,245     (12,028)

During 1999, shares issued
at $.05 per share for cash      231,552         11,578

Unrealized holding (loss) on
  marketable securities                                                            (446,527)

Net (loss) for the year
  ended December 31, 1999                                                                        (109,120)
                             ___________    __________   _________    ___________   _________   ___________
BALANCE, December 31, 1999     1,028,379     7,220,624      53,519     (7,054,134)     32,718    (121,148)

Unrealized holding (loss) on
  Marketable securities                                                               (32,718)

February- July 2000, shares
  issued at $.05 per share
  for cash                       377,184       18,859

Net increase in shares issued
  due to rounding and purchasing
  of fractional shares in common
  stock split                      1,300

August 2000, shares issued at
  $.02 per share for cash      1,500,000       30,000                                            (158,499)

Net (loss) for year ended
  December 31, 2000
                               _________    _________    ________  _____________    _________   ___________
BALANCE, December 31, 2000     2,906,863   $7,269,483    $ 53,519   $ (7,054,134)   $       -  $ (279,647)
                               _________    _________    ________  _____________    _________   ___________

  The accompanying notes are an integral part of this financial statement .

                   NEW HORIZON EDUCATION, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

                                                                          Cumulative from
                                                                         the Re-entering of
                                                              For the     Development Stage
                                                            Years Ended     on January 1,
                                                            December 31,    1998 through
                                                        ___________________  December 31,
                                                          2000       1999        2000
                                                        _______________________________
Cash Flows From Operating Activities:
  Net loss                                            $ (158,499) $(109,120)  $(279,647)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Realized loss on sale of securities
      available for sale                                  57,441     80,000     137,441
    Stock issued for services                                  -          -       1,500
    Changes in assets and liabilities:
      (Increase) decrease in receivable - related party    1,770     (1,219)          -
      Increase (decrease) in payable - related party      (1,187)     1,187           -
      Increase in accounts payable                        14,284          -      14,284
      Increase in accrued expenses                           804      3,600       4,404
                                                        ________   ________   __________
        Net Cash (Used) by Operating Activities          (85,387)   (25,552)   (122,018)
                                                        ________   ________   __________
Cash Flows From Investing Activities
  Proceeds from sale of securities available
    for sale                                              38,314     20,000      58,314
                                                         ________  ________   __________
        Net Cash Provided by Investing Activities         38,314     20,000      58,314
                                                        _________  ________   __________
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                  48,859     11,578      70,437
                                                        _________  ________   __________
        Net Cash Provided by Financing Activities         48,859     11,578      70,437
                                                        _________  ________   __________
Net Increase (Decrease)  in Cash                           1,786      6,026       6,733

Cash at Beginning of the Year                              6,123         98       1,176
                                                        _________  ________   __________
Cash at End of the Year                                $   7,909  $   6,123  $    7,909
                                                        _________  ________   __________

                           [Continued]

                   NEW HORIZON EDUCATION, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

                           [CONTINUED]

                                                                         Cumulative from
                                                                       the Re-entering of
                                                           For the     Development Stage
                                                         Years Ended      on January 1,
                                                         December 31,     1998 through
                                                     ___________________   December 31,
                                                      2000         1999        2000
                                                       ____________________________
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                       $        -   $       -    $        -
    Income taxes                                   $        -   $       -    $        -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the year ended December 31, 2000:
     During June 2000, in connection with a common stock split, the Company issued 3,036 shares for rounding and purchased fractional shares totaling 1,736 shares.

  For the year ended December 31, 1999:

     In 1999, the Company had unrealized holding losses of $446,527 relating to securities available for sales.


 The accompanying notes are an integral part of these financial statements.

                   NEW HORIZON EDUCATION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

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

                  NOTES TO FINANCIAL STATEMENTS

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Restatement - In July 2000, the Company effected a 1 for 50 reverse stock split. The financial statements have been restated, for all periods presented, to reflect this stock split [See Note 7].

NOTE 2 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

  The Company has available at December 31, 1999, unused operating loss carryforwards of approximately $7,200,000 and $7,100,000, respectively, which may be applied against future taxable income and which expire in various years through 2020. If certain substantial changes in the Company's ownership should occur, there will be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $2,250,000 and $2,410,000, respectively, at December 31, 2000 and 1999, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $40,000 and $4,000 for December 31, 1999, respectively).

                   NEW HORIZON EDUCATION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation - For the years ended December 31, 2000 and 1999, the Company paid an officer $55,775 and $23,000, respectively.

  Related Party Receivables and Payables - At December 31, 1998, the Company had advanced $551 to another company related through common control. At December 31, 1999, the Company was owed $1,770 from an officer of the Company for payroll taxes paid by the Company on behalf of the officer. Also at December 31, 1999, the Company owed a total of $1,187 to other companies related through common control. These amounts were all received or paid in full during 2000.

  Office Space - Prior to October 1999, the Company did not have a need to rent office space. An officer of the Company allowed the Company to use his office as a mailing address, as needed, at no expense to the Company. Since October 1999, the Company has been paying $100 per month (on a month to month basis) to an unrelated party for office space. Total rents paid amounted to $1,200 and $300 for the years ended December 31, 2000 and 1999, respectively.

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

                   NEW HORIZON EDUCATION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS


NOTE 6 - EARNINGS (LOSS) PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2000 and 1999 and for the period from the re-entering of development stage on January 1, 1998 through December 31, 1999:
                                                      Cumulative from
                                                    the Re-entering of
                                        For the     Development Stage
                                      Years Ended     on January 1,
                                      December 31,    1998 through
                                   __________________  December 31,
                                     2000      1999       2000
                                   ________________________________
(Loss) from continuing operations
 available to common stockholders
 (numerator)                       $(158,499)  $(109,120)  $(279,647)
                                  ________________________________
Weighted average number of
 common shares outstanding
 used in earnings per share
 during  the period (denominator)  1,858,758     828,335   1,122,490
                                  ________________________________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.


NOTE 7 - STOCK TRANSACTIONS

  In August 2000, the Company issued 1,500,000 shares of common stock to Steve White, the Company's president, for cash in the amount of $30,000, or $.02 per share. This issuance resulted in a change in control of the Company.

  In July 2000, the Company purchased all shares from shareholders which held one share or less. The approximate number of shares purchased and cancelled were 1,666 post-split shares. The Company then effected a one for fifty reverse stock split and cancelled all shares from shareholders with less than one share. The approximate number of shares cancelled were 70 post-split shares. The Company then issued 3,036 shares for rounding of fractional shares to shareholders who held more than one post-split share. The net result is 1,300 shares of common stock being issued.

  From February through July 2000, the Company issued 377,184 shares of common stock as follows: 100,000 shares of common stock to 1st Zamora, Inc. for $5,000 for cash, or $.05 per share; 50,000 shares of common stock to LIBCO, Inc. for $2,500 for cash, or $.05 per share; 50,000 post-split shares of common stock to Ingrid F. Nemelka for cash in the amount of $2,500, or $.05 per share; 100,000 shares of common stock to David's Odyssey, LLC for $5,000 cash, or $.05 per share; 77,184 shares of common stock to Phoenix Ink, LLC for cash in the amount of $3,859, or $.05 per share.

                   NEW HORIZON EDUCATION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS


NOTE 7 - STOCK TRANSACTIONS [Continued]

  From September 1999 through December 1999, the Company issued 231,552 shares of common stock to Phoenix Ink, LLC for cash in the amount of $11,578, or $.05 per share.

  In June 1998, the Company issued 30,000 shares of common stock to Steve White for services rendered valued at $1,500, or $.05 per share.

  In June 1998, the Company issued 200,000 shares of common stock to R-Odyssey Ventures, Inc. for cash in the amount of $10,000, or $.05 per share.

  In February 1998 the Company issued 110,000 shares of common stock to Phoenix Ink, LLC for debt relief of $5,500, or $.05 per share.

NOTE 8 - MARKETABLE SECURITIES

  The Company entered into an agreement with Homequest, Inc. in August 1995. The Agreement stated that the Company was to sell Homequest exclusive rights to sell, distribute, license, and market products of the Company, for a total purchase price of $850,000. The $850,000 sales price was to be paid as follows:
  $100,000 cash, one million shares of convertible preferred stock of Homequest, Inc. at $.001 per share, $1,000 total; The assumption of $411,945 of notes payable; and the balance of $337,055 as a note receivable from Homequest, Inc.

  In March 1995, the Company purchased 100,000 shares of Homequest, Inc. common stock for $100,000. In November 1996, Homequest had a three for one forward stock split, bringing the total shares held for investment to 300,000 shares of common stock and three million preferred stock.

  During 1995 through 1997, Homequest, Inc. paid a total of $242,300 towards its note receivable with the Company.

  On December 31, 1997, Homequest, Inc. common stock had a price of $4.50 per share, bringing the carrying value of the 300,000 shares to $1,350,000 of which $1,250,000 was recorded as unrealized holding gain.

  New horizon Education, Inc. (NHE) was carrying the 3,000,000 shares of Homequest preferred stock at a basis of $1,000 and had a receivable balance of $94,755 on its note receivable from Homequest. In April 1998, NHE agreed to settle the receivable balance of $94,755 and return the 3,000,000 shares of preferred stock to Homequest for 200,000 shares of common stock of Homequest. The value of the 200,000 shares of common stock was negotiated to be $95,755, which was the carrying value of the preferred stock ($1,000) and the balance of the note receivable ($94,755).

  On December 31, 1998, Homequest, Inc. common stock had a price of $1.35 per share, bringing the carrying value of the 500,000 shares to $675,000.

  During 1999, the Company sold 300,000 shares of Homequest, Inc. common stock for $20,000. The Company carried these shares at cost of $100,000 and recognized a loss of $80,000 on the sale of these shares. This left the Company with 200,000 shares of Homequest common stock with a basis of $95,755.

                   NEW HORIZON EDUCATION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS


NOTE 8 - MARKETABLE SECURITIES [Continued]

  In October 1999, Homequest, Inc. effected at 1 for 7.2 reverse split, bringing the balance of Homequest, Inc. common stock held for investment to 27,778 shares. At December 31, 1999 the Homequest, Inc. common stock had a market price of $4.63 per share for a total of $128,473 as the market value of these shares with a cost basis of $95,755 resulting in an unrealized holding gain of $32,718.

  During the year ended December 31, 2000, NHE sold the remaining 27,778 shares of common stock for $38,314, recognizing a loss of $57,441 from the cost basis of $95,755.

NOTE 9 - SUBSEQUENT EVENT

  On January 25, 2001, the Company entered into a stock subscription agreement with Jean Hullinger, a director of the Company. The agreement was for the sale of 7,500,000 shares of the Company's common stock for $15,000, or $.002 per share. The sale resulted in a change in control of the Company.