Form 10KSB/A
period 2000-12-31
NEW HORIZON EDUCATION INC
filed 2001-08-07
CIK 1127005

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          Form 10-KSB/A
        Annual Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934
(Mark One)
[ X ]     Annual report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2000

[   ]     Transition report under section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from _________ to _________

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

As of August 2, 2001, issuer had 3,656,863 shares of its no par value common stock outstanding.

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

Procedures

     As part of the Company=s investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity, visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

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

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     The Company's common stock is listed on the Pink Sheets under the symbol "NHZN". At August 2, 2001 the Company had 561 shareholders holding 3,656,863 shares of common stock. The following table shows the highs and lows of the closing bid and ask on the Company's stock for fiscal years 1998, 1999, 2000 and the first two quarters of 2001.

YEAR                CLOSING BID               CLOSING ASK
   1998          HIGH         LOW          HIGH          LOW

First Quarter   .001         .001         .10           .10

Second Quarter  .001         .001         .10           .10

Third Quarter   .001         .001         .10           .10

Fourth Quarter  .001         .001         .10           .04

   1999
First Quarter    .04          .001        .53125         .04

Second Quarter   .02          .01          .10           .03

Third  Quarter   .03          .01          .08           .02

Fourth Quarter   .02          .01          .09           .03

   2000
First Quarter    .02          .02          .25           .04

Second Quarter   .01          .01          .25           .03

 July 3 to       .01          .005         .03           .01
  July 28

July 31 to       .03          .03           1            .25
 September 30 (1)

Fourth Quarter   .03          .03           1            .50

   2001
First Quarter    .03          .03           1           .9375

Second Quarter   .03          .03           1            .93


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

Name                    Age    Position                            Since

Steven L. White          46     President, Treasurer and Director July 1998

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

              Name and Address of     Amount and     Percentage
  Title of      Beneficial Owner      Nature of       of Class
    Class             (1)             Beneficial
                                      Ownership
Common     Angela G. White (2)(3)     1,530,000           41.83%
           2250 W. Center Street,
           Springville, UT 84663

Common     Steven L. White (2)(3)     1,530,000           41.83%
           2250 W. Center Street,
           Springville, UT  84663

Common     Loretta Jean Hullinger(3)    750,000           20.50%
           178 S. 350 W.
           Mona,  UT  84645

Common     Officers, Directors        2,280,000           62.34%
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

  4      3(i)       Amendment to Articles of             *
                    Incorporation of the Company
                    changing the name to Horizon Energy
                    Corporation dated December 19,
                    1979.

  5      3(i)      Amendment to Articled of             *
                   Incorporation of the Company
                   authorizing 100,000,000 shares of
                   common no par value stock dated
                   August 18, 1989.

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

  9      3(i)     Amended and Restated Articles of     *
                  Incorporation dated December 26,
                  2000.

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

                                   New Horizon Education, Inc.



Date: August 6, 2001             By: /s/ Steven L. White
                                   Steven L. White, President and Treasurer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: August 6, 2001            By: /s/ Steven L. White
                                    Steven L. White, Director


Date: August 6, 2001            By: /s/ Angela G. White
                                   Angela G. White, Director


Date:  August 6, 2001           By: /s/ Loretta Jean Hullinger
                                   Loretta Jean Hullinger, Director

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


/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

April 30, 2001, except for Note 9, as to which the date is August
3, 2001
Salt Lake City, Utah

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

                   NEW HORIZON EDUCATION, INC.
                  [A Development Stage Company]

                    STATEMENTS OF OPERATIONS

                                                        Cumulative from
                                                      the Re-entering of
                                          For the      Development Stage
                                        Years Ended      on January 1,
                                        December 31,     1998 through
                                    _________________    December 31,
                                      2000       1999         2000
                                    ________   ________    __________

REVENUE                             $      -   $      -    $        -
                                    ________   ________    __________

EXPENSES:
 General and administrative          101,058     29,120       142,206
                                    ________   ________    __________
   Total Expenses                    101,058     29,120       142,206
                                    ________   ________    __________

LOSS BEFORE OTHER (EXPENSE)         (101,058)   (29,120)     (142,206)

OTHER (EXPENSE):
  Loss on sale of securities
    available for sale               (57,441)   (80,000)     (137,441)
                                    ________   ________    __________
LOSS BEFORE INCOME TAXES            (158,499)  (109,120)     (279,647)

CURRENT TAX EXPENSE                        -          -             -

DEFERRED TAX EXPENSE                       -          -             -
                                    ________   ________    __________
NET (LOSS)                         $(158,499) $(109,120)   $ (279,647)
                                   _________   ________    __________

LOSS PER COMMON SHARE              $    (.09) $    (.13)   $     (.25)
                                   _________   ________    ___________


 The accompanying notes are an integral part of these financial statements.

                   NEW HORIZON EDUCATION, INC.
                  [A Development Stage Company]

            STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                             Cumulative from
                                                            the Re-entering of
                                                For the      Development Stage
                                              Years Ended       on January 1,
                                              December 31,       1998 through
                                           __________________    December 31,
                                          2000          1999          2000
                                        ________      ________     __________
NET INCOME (LOSS)                   $  (158,499)   $  (109,120)   $  (279,647)

OTHER COMPREHENSIVE INCOME:

  Unrealized holding (loss)
    arising during period               (32,718)      (446,527)    (1,250,000)

  Plus: reclassification adjustment for
    losses included in net income        57,441         80,000        137,441
                                        ________      ________     __________

COMPREHENSIVE INCOME (LOSS)         $  (133,776)   $  (475,647)   $ 1,392,206)
                                       _________      _________    __________

 The accompanying notes are an integral part of these financial statements.

                   NEW HORIZON EDUCATION, INC.
                  [A Development Stage Company]

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

        FROM THE RE-ENTERING OF THE DEVELOPMENT STAGE ON

            JANUARY 1, 1998 THROUGH DECEMBER 31, 2000

                                                                                                            Deficit
                                                                                                         Accumulated
                                                                                                           From the
                                                                                                        Re-entering of
                                                                                                       the Development
                                                                                                       Stage on January 1,
                                     Common Stock                                        Unrealized      1998 through
                                 ____________________      Contributed   Retained         Holding        December 31,
                                 Shares        Amount       Capital      (Deficit)      Gain/(Loss)         2000
                              ___________________________________________________________________________________
BALANCE, January 1, 1998         456,827    $ 7,192,049    $  53,519    $ (7,054,134)   $ 1,250,000    $       -

February 1998, shares issued
  at $.05 per share for debt
  relief                         110,000         5,500

June 1998, shares issued
  at $.05 per share for cash     200,000        10,000

June 1998, shares issued
  at $.05 per share for
  services rendered               30,000         1,500

Unrealized holding (loss) on
  marketable securities                                                                   (770,755)

Net income for the year
  ended December 31, 1998                                                                                (12,028)

BALANCE, December 31, 1998       796,827     7,209,046       53,519      (7,054,134)       479,245       (12,028)

During 1999, shares issued
at $.05 per share for cash        231,552       11,578

Unrealized holding (loss) on
  marketable securities                                                                   (446,527)

Net (loss) for the year
  ended December 31, 1999                                                                               (109,120)


BALANCE, December 31, 1999      1,028,379    7,220,624       53,519      (7,054,134)        32,718      (121,148)

Unrealized holding (loss) on
  Marketable securities                                                                    (32,718)

February- July 2000, shares
  issued at $.05 per share
  for cash                        377,184       18,859

Net increase in shares issued
  due to rounding and purchasing
  of fractional shares in common
  stock split                      1,300

August 2000, shares issued at
  $.02 per share for cash      1,500,000        30,000
(158,499)

Net (loss) for year ended
  December 31, 2000

BALANCE, December 31, 2000    2,906,863    $7,269,483    $   53,519    $ (7,054,134)   $        -    $  (279,647)

  The accompanying notes are an integral part of this financial statement .

                   NEW HORIZON EDUCATION, INC.
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

                                                                              Cumulative from
                                                                             the Re-entering of
                                                                For the       Development Stage
                                                              Years Ended        on January 1,
                                                              December 31,       1998 through
                                                           ___________________    December 31,
                                                            2000          1999        2000
                                                         _____________________________________
Cash Flows From Operating Activities:
  Net loss                                              $ (158,499)   $ (109,120)   $ (279,647)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Realized loss on sale of securities
      available for sale                                    57,441        80,000       137,441
    Stock issued for services                                    -             -         1,500
    Changes in assets and liabilities:
      (Increase) decrease in receivable - related party      1,770        (1,219)            -
      Increase (decrease) in payable - related party        (1,187)        1,187             -
      Increase in accounts payable                          14,284             -        14,284
      Increase in accrued expenses                             804         3,600         4,404

        Net Cash (Used) by Operating Activities            (85,387)      (25,552)     (122,018)

Cash Flows From Investing Activities
  Proceeds from sale of securities available
    for sale                                                38,314        20,000        58,314

        Net Cash Provided by Investing Activities           38,314        20,000        58,314

Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                    48,859        11,578        70,437

        Net Cash Provided by Financing Activities           48,859        11,578        70,437

Net Increase (Decrease)  in Cash                             1,786         6,026         6,733

Cash at Beginning of the Year                                6,123            98         1,176

Cash at End of the Year                                 $    7,909    $    6,123    $    7,909

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

                   NEW HORIZON EDUCATION, INC.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS


NOTE 6 - EARNINGS (LOSS) PER SHARE

  The  following  data  show the amounts used in  computing  income
  (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the  years  ended December 31, 2000 and 1999 and for  the  period from the re-entering of development stage on January 1, 1998 through December 31, 1999:
                                                       Cumulative from
                                                      the Re-entering of
                                        For the       Development Stage
                                      Years Ended       on January 1,
                                      December 31,      1998 through
                                   ___________________  December 31,
                                     2000      1999       2000
                                   ________________________________
(Loss) from continuing operations
 available to common stockholders
 (numerator)                       $ (158,499)  $ (109,120)  $ (279,647)
                                    ________________________________
Weighted average number of
 common shares outstanding
 used in earnings per share
 during  the period (denominator)    1,858,758      828,335   1,122,490
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

NOTE 9 - SUBSEQUENT EVENT

  On January 25, 2001, the Company entered into a stock subscription agreement with Jean Hullinger, a director of the Company. The agreement was originally for the sale of 7,500,000 shares of the Company's common stock for $15,000, or $.002 per share. However, on August 3, 2001 management renegotiated the agreement and determined that only 750,000 shares should have been issued for $15,000, or $.02 per share. Accordingly, the director has returned 6,750,000 shares for cancellation.