Form 10QSB/A
period 2001-03-31
NEW HORIZON EDUCATION INC
filed 2001-08-07
CIK 1127005

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            FORM 10-QSB/A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001: 3,656,863 shares of common stock.

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
          (unaudited) and December 31, 2000

          Condensed    Statements   of   Operations       5
          (unaudited)  for the Three  Months  Ended
          March  31,  2001 and 2000,  and  for  the
          period    from    the   re-entering    of
          development  stage  on  January  1,  1998
          through March 31, 2001                          6

          Statements  of Comprehensive (Loss),  for
          the Three Months ended March 31, 2001 and
          2000   and   from   the  re-entering   of
          development  stage  on  January  1,  1998       7
          through march 31, 2001

          Condensed   Statements  of   Cash   Flows
          (unaudited)  for the Three  Months  Ended
          March  31,  2001 and 2000,  and  for  the       8
          period    from    the   re-entering    of
          development  stage  on  January  1,  1998      12
          through March 31, 2001

          Notes     to    Consolidated    Financial
          Statements

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

                     NEW HORIZON EDUCATION, INC.
                    [A Development Stage Company]

                      CONDENSED BALANCE SHEETS

                               ASSETS

                             [Unaudited]


                                                  March 31,   December 31,
                                                      2001         2000
                                              ____________________________
CURRENT ASSETS:
  Cash                                          $     1,989  $      7,909
                                               ____________________________
        Total Current Assets                          1,989         7,909
                                               ____________________________
                                                $     1,989  $      7,909
                                               ____________________________


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                             $    11,183   $    14,284
   Accrued expenses                                   4,404         4,404
                                              ____________________________
        Total Current Liabilities                    15,587        18,688
                                              ____________________________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, 100,000,000 shares
   authorized, $.no par value, 3,656,863 and
   2,906,863 shares issued and outstanding        7,284,483      7,269,483
  Contributed capital                                53,519         53,519
  Retained earnings (deficit)                    (7,054,134)    (7,054,134)
  (Deficit) accumulated during development stage   (297,466)      (279,647)
                                              ____________________________
        Total Stockholders' Equity (Deficit)        (13,598)       (10,779)
                                              ____________________________
                                              $       1,989   $      7,909
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

                     NEW HORIZON EDUCATION, INC.
                    [A Development Stage Company]

                 CONDENSED STATEMENTS OF OPERATIONS

                             [Unaudited]

                                                    Cumulative from
                                                    the Re-entering of
                                      For the Three Development Stage
                                       Months Ended  on January 1,
                                       March 31,      1998 through
                                    _________________  March 31,
                                       2001    2000       2001
                                    ________ ________  __________

REVENUE:                            $      - $      -  $        -
                                    ________ ________  __________
EXPENSES:
 General and administrative                    17,819      13,448
160,025
                                    ________ ________  __________
   Total Expenses                     17,819   13,448     160,025
                                    ________ ________  __________

LOSS FROM OPERATIONS                (17,819) (13,448)   (160,025)

OTHER (EXPENSE):
  Loss on sale of securities
    available for sale                     -        -   (137,441)
                                    ________ ________  __________
CURRENT INCOME TAXES                       -        -           -

DEFERRED INCOME TAXES                      -        -           -
                                    ________ ________  __________
NET LOSS                             (17,819) (13,448)   (297,466)
                                   __________________ ___________

(LOSS) PER SHARE                    $   (.01)$   (.01) $     (.23)
                                   __________________ ___________
   The accompanying notes are an integral part of these unaudited condensed financial statements.

                     NEW HORIZON EDUCATION, INC.
                    [A Development Stage Company]

              STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                             [Unaudited]
                                                           Cumulative from
                                                         the Re-entering of
                                           For the Three  Development Stage
                                            Months Ended    on January 1,
                                               March 31,    1998 through
                                          _________________   March 31,
                                            2001       2000     2001
                                         ________    ________  __________
NET INCOME (LOSS)                       $ (17,819)  $(13,448)  $   (297,466)

OTHER COMPREHENSIVE INCOME:

  Unrealized holding (loss)
    marketable securities                       -          -     (1,250,000)

  Plus: reclassification adjustment for
    losses included in net income               -          -        137,441
                                         ________   ________     __________
COMPREHENSIVE INCOME (LOSS)             $ (17,819)  $(13,448)  $ (1,410,025)

   The accompanying notes are an integral part of these unaudited financial statements.

                     NEW HORIZON EDUCATION, INC.
                    [A Development Stage Company]

                 CONDENSED STATEMENTS OF CASH FLOWS
                             [Unaudited]

                                                                       Cumulative from
                                                                      the Re-entering of
                                                    For the Three      Development Stage
                                                     Months Ended         on January 1,
                                                        March 31,          1998 through
                                                   ___________________       March 31,
                                                    2001          2000         2001
Cash Flows From Operating Activities:
  Net loss                                       $ (17,819)   $  (13,448)   $ (297,466)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Non cash stock issued for services rendered          -             -         1,500
    Loss on sale of marketable securities                -             -       137,441
    Changes in assets and liabilities
    Increase in accounts payable                    (3,101)            -        11,183
    Increase in accounts payable - related party         -         1,770             -
    Accrued expenses                                     -         1,006         4,404

        Net Cash (Used) by Operating Activities    (20,920)      (10,672)     (142,938)

Cash Flows From Investing Activities:
  Proceeds from sale of marketable securities            -             -        58,314

        Net Cash (Used) by Investing Activities          -             -        58,314

Cash Flows From Financing Activities:
    Proceeds from sale of common stock              15,000        11,359        85,437

        Net Cash (Used) by Financing Activities     15,000        11,359        85,437

Net Increase (Decrease) in Cash                     (5,920)          687           813

Cash at Beginning of the Period                      7,909         6,123         1,176

Cash at End of the Period                        $   1,989    $    6,810    $    1,989


Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                     $       -    $        -    $        -
    Income taxes                                 $       -    $        -    $        -
</TABLE

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


  Unaudited Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

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

                     NEW HORIZON EDUCATION, INC.
                    [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended March 31, 2001 and 2000 and for the period from the re-entering of development stage on January 1, 1998 through March 31, 2001:

                                                          Cumulative from
                                                         the Re-entering of
                                       For the Three     Development Stage
                                        Months Ended       on January 1,
                                         March 31,         1998 through
                                   _______________________    March 31,
                                     2001            2000       2001
                                   ________________________________
(Loss) from continuing operations
 available to common stockholders
 (numerator)                       $   (17,819)  $  (13,448) $  (297,466)
                                  ________________________________
Weighted average number of
 common shares outstanding
 used in earnings per share
 during  the  period  (denominator)  3,165,196    1,092,921    1,277,502
                                  ________________________________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 7 - STOCK TRANSACTIONS

  On January 25, 2001, the Company entered into a stock subscription agreement with Jean Hullinger, a director of the Company. The agreement was originally for the sale of 7,500,000 shares of the Company's common stock for $15,000, or $.002 per share.
  However, on August 3, 2001, the Company renegotiated the stock transaction and both parties agree that only 750,000 shares should have been issued for $15,000 or $.02 per share. Accordingly, the director has returned 6,750,000 shares for cancellation. The financial statements have been restated to reflect the issuance of 750,000 shares as of January 25, 2001.

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

As a result of the foregoing factors, the Company realized a net loss of $17,819 for the three months ended March 31, 2001 as compared to a net loss of $13,448 for the same period in 2000.

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

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

     In January of 2001, the Company issued 7,500,000 shares to an accredited investor for cash in the amount of $15,000. The shares were issued in a private transaction that did not involve any public solicitation or sales and without registration in reliance on the
exemption provided by 4(2) of the Securities Act.   No public
solicitations were made by the Company and no commissions were paid on any of the securities sales. In August 2001, the directors agreed to amend the original agreement reducing the amount of shares purchased to 750,000 and that such amendment to the agreement be retroactive to January 2001.

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

Exhibits: None


                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NEW HORIZON EDUCATION, INC.


Date: August 6, 2001     By:  Steven L. White
                              Steven L. White
                              President and Treasurer