Form 10QSB
period 2001-06-30
NEW HORIZON EDUCATION INC
filed 2001-08-14
CIK 1127005

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                     Commission File No. 0-32195
                     NEW HORIZON EDUCATION, INC.
  (Exact name of small business issuer as specified in its charter)

             Utah                           87-0319410
(State or other jurisdiction of     (IRS Employer IdentificationNo.)
 incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2001: 3,656,863 shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                             FORM 10-QSB
                     NEW HORIZON EDUCATION, INC.

                                INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3

          Condensed Balance Sheets - June 30,  2001       4
          (unaudited) and December 31, 2000

          Condensed    Statements   of   Operations       5
          (unaudited) for the Three and Six  Months
          Ended June 30, 2001 and 2000, and for the
          period    from    the   re-entering    of
          development  stage  on  January  1,  1998
          through June 30, 2001                           6

          Statements  of Comprehensive (Loss),  for
          the  Three and Six Months ended June  30,
          2001 and 2000 and from the re-entering of
          development  stage  on  January  1,  1998       7
          through June 30, 2001

          Condensed   Statements  of   Cash   Flows
          (unaudited) for the Six Months Ended June
          30,  2001  and 2000, and for  the  period       8
          from the re-entering of development stage
          on January 1, 1998 through June 30, 2001       12

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

                     NEW HORIZON EDUCATION, INC.
                    [A Development Stage Company]

                 UNAUDITED CONDENSED BALANCE SHEETS

                               ASSETS



                                                   June 30,    December 31,
                                                     2001         2000
                                                ____________________________
CURRENT ASSETS:
  Cash                                          $        185  $      7,909
                                                 ___________    ___________
        Total Current Assets                             185         7,909
                                                 ___________    ___________
                                                $        185  $      7,909
                                                 ___________    ___________


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                             $     18,481   $    14,284
   Accrued expenses                                    4,404         4,404
                                                 ___________     __________
        Total Current Liabilities                     22,885        18,688
                                                 ___________     __________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, 100,000,000 shares
   authorized, no par value, 3,656,863 and
   2,906,863 shares issued and outstanding         7,284,483      7,269,483
  Contributed capital                                 53,519         53,519
  Retained earnings (deficit)                     (7,054,134)    (7,054,134)
  (Deficit) accumulated during development stage    (306,568)      (279,647)
                                                  __________     __________
        Total Stockholders' Equity (Deficit)         (22,700)       (10,779)
                                                  __________     __________
                                                 $       185   $      7,909



Note: The Balance Sheet of December 31, 2000, was taken from the audited financial statements at that date and condensed.

   The accompanying notes are an integral part of these unaudited condensed financial statements.

                     NEW HORIZON EDUCATION, INC.
                    [A Development Stage Company]

            UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                               Cumulative from
                                                                             the Re-entering of
                                  For the Three            For the Six        Development Stage
                                  Months Ended            Months Ended         on January 1,
                                    June 30,                 June 30,          1998 through
                             ______________________    ______________________     June 30,
                                2001        2000          2001        2000          2001
                             ______________________    ______________________    __________
REVENUE:                     $       -    $       -    $       -    $       -    $        -
                              ________     ________      _______      _______      ________
EXPENSES:
 General and administrative      9,102       18,629       26,921       32,077       169,127
                              ________      ________     _______      _______      ________
   Total Expenses                9,102       18,629       26,921       32,077       169,127
                              ________      ________     _______      _______      ________

LOSS FROM OPERATIONS            (9,102)     (18,629)     (26,921)     (32,077)     (169,127)

OTHER (EXPENSE):
  Loss on sale of securities
    available for sale               -       (2,369)           -       (2,369)     (137,441)
                              ________      ________      _______      _______      _______
CURRENT INCOME TAXES                 -            -            -            -             -

DEFERRED INCOME TAXES                -            -            -            -             -
                              ________      ________      _______      _______      ________
NET LOSS                    $   (9,102)   $ (20,998)   $ (26,921)   $ (34,446)   $ (306,568)
                              ________      ________      _______      _______      ________

(LOSS) PER SHARE            $     (.00)   $    (.01)   $    (.01)   $    (.01)   $     (.21)
                              ________      ________      _______      _______      ________

   The accompanying notes are an integral part of these unaudited condensed financial statements.

                     NEW HORIZON EDUCATION, INC.
                    [A Development Stage Company]

         UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                                           Cumulative from
                                                                                           the Re-entering of
                                         For the Three              For the Six           Development Stage
                                          Months Ended              Months Ended            on January 1,
                                             June 30,                  June 30,             1998 through
                                    ____________________________________________________      June 30,
                                         2001         2000         2001          2000           2001
                                    ________________________    ________________________     ___________
NET INCOME (LOSS)                   $   (9,102)   $  (20,998)   $  (26,921)   $  (34,446)   $  (306,568)

OTHER COMPREHENSIVE INCOME:

 Unrealized holding (loss)
   marketable securities                     -             -             -             -     (1,250,000)

 Plus: reclassification adjustment
   for losses included in net income         -         2,369             -         2,369        137,441
                                     __________    __________    __________    __________    ___________
COMPREHENSIVE INCOME                $   (9,102)   $  (18,629)   $  (26,921)   $  (32,077)   $(1,419,127)
(LOSS)                               __________    __________    __________    __________    ___________


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                     NEW HORIZON EDUCATION, INC.
                    [A Development Stage Company]

            UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                           Cumulative from
                                                                          the Re-entering of
                                                       For the Six         Development Stage
                                                       Months Ended           on January 1,
                                                          June 30,            1998 through
                                                 ________________________       June 30,
                                                      2001          2000          2001
                                                 ________________________________________
Cash Flows From Operating Activities:
  Net loss                                       $   (26,921)   $   (34,446)   $ (306,568)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Non cash stock issued for services rendered            -              -         1,500
    Loss on sale of marketable securities                  -          2,369       137,441
    Changes in assets and liabilities
     Increase in accounts payable                      4,197          1,043        18,481
     Increase in accounts payable - related party          -          3,288             -
     Accrued expenses                                      -         (1,224)        4,404
                                                   _________      _________     _________
        Net Cash (Used) by Operating Activities      (22,724)       (28,970)     (144,742)
                                                   _________      _________     _________
Cash Flows From Investing Activities:
  Proceeds from sale of marketable securities              -          9,191        58,314
                                                   _________      _________     _________
        Net Cash Provided by Investing Activities          -          9,191        58,314
                                                   _________      _________     _________
Cash Flows From Financing Activities:
    Proceeds from sale of common stock                15,000         13,859        85,437
                                                   _________      _________     _________
        Net Cash Provided by Financing Activities     15,000         13,859        85,437
                                                   _________      _________     _________
Net Increase (Decrease) in Cash                       (7,724)        (5,920)         (991)

Cash at Beginning of the Period                        7,909          6,123         1,176
                                                   _________      _________     _________
Cash at End of the Period                        $       185    $       203    $      185
                                                   _________      _________     _________

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
    Interest                                     $         -    $         -    $        -
    Income taxes                                 $         -    $         -    $        -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the six months ended June 30, 2001:
     None
  For the six months ended June 30, 2000:
    None
   The accompanying notes are an integral part of these unaudited condensed financial statements.

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


  Unaudited Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

  The Company has available at June 30, 2001 and December 31, 2000, unused operating loss carryforwards of approximately $7,360,702 and $7,333,781, respectively, which may be applied against future taxable income and which expire in various years through 2021. If certain substantial changes in the Company's ownership should occur, there will be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $2,503,000 and $2,493,000, respectively, at June 30, 2001 and December 31, 2000); therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $10,000 and $54,000 for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively).

                     NEW HORIZON EDUCATION, INC.
                    [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation - For the six months ended June 30, 2001 and 2000, the Company paid an officer $17,500 and $26,000, respectively.

  Office Space - Prior to October 1999, the Company did not have a need to rent office space. An officer of the Company allowed the Company to use his office as a mailing address, as needed, at no cost to the Company. Since October 1999, the Company has been paying $100 per month (on a month to month basis) to an unrelated party for office space. Total rents paid amounted to $400 and $200 for the six months ended June 30, 2001 and 2000, respectively.

NOTE 4 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of assets and has no working capital to pay its expenses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                     NEW HORIZON EDUCATION, INC.
                    [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE

  The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and six months ended June 30, 2001 and 2000 and for the period from the re-entering of development stage on January 1, 1998 through June 30, 2001:

                                                                                 Cumulative from
                                                                                the Re-entering of
                                      For the Three              For the Six     Development Stage
                                       Months Ended              Months Ended       on January 1,
                                          June 30,                  June 30,        1998 through
                                 ________________________________________________      June 30,
                                     2001         2000          2001        2000         2001
                                 _______________________________________________________________
(Loss) from continuing operations
 available to common stockholders
 (numerator)                     $   (9,102)  $  (20,998)  $   (26,921)  $  (34,446)  $ (306,568)

Weighted average number of
 common shares outstanding
 used in earnings per share
 during the period
(denominator)                     3,656,863     1,272,047    3,412,388    1,182,484    1,447,057


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

NOTE 8 - SUBSEQUENT EVENTS

  Note Payable -   On July 11, 2001, the Company signed a $20,000 note
  payable to Growth Ventures Inc., Pension Plan and Trust. The note is due October 9, 2001 and accrues interest at 10% per annum.

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

Three Month and Six Month periods Ended June 30, 2001 and 2001

The Company had no revenue from continuing operations for the three and six month periods ended June 30, 2000 and 2001.

General and administrative expenses for the three month periods ended June, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $9,102 and $18,629 for the three month periods ended June 30, 2001 and 2000 respectively. For the six month period ended June 30, 2001 and 2000, these expenses were $26,921 and $32,077 respectively.

As a result of the foregoing factors, the Company realized a net loss of $9,102 for the three months ended June 30, 2001 as compared to a net loss of $20,998 for the same period in 2000. For the six months ended June 30, 2001, the Company realized a net loss of $26,921 compared to a net loss of $34,446 for the same period in 2000.

Liquidity and Capital Resources

At June 30, 2001 the Company had $185 cash in hand and total current liabilities of $22,885 compared to $7,909 cash in hand and $18,688 in current liabilities for the period ending December 31, 2000.

On June 11, 2001, the Company signed a note payable to Growth Ventures, Inc., Pension Plan and Trust. The note is due October 9, 2001 and accrues interest at 10% per annum. The Company believes that its current cash needs can be met with the cash on hand or from loans from officers and directors for at least the next twelve months. However, should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling common stock of the Company or debt financing.

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

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

Exhibits: None

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NEW HORIZON EDUCATION, INC.


Date: August 14, 2001         By:  Steven L. White
                              Steven L. White
                              President and Treasurer