Form 10KSB/A
period 2000-12-31
NEW HORIZON EDUCATION INC
filed 2001-09-07
CIK 1127005

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ______________

Commission File Number 0-32195

New Horizon Education, Inc.

(Name of small business issuer in its charter)
Utah (State or other jurisdiction of incorporation or organization)	87-0319410 (I.R.S. Employer I.D. No.)

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

As of August 3, 2001, issuer had 3,656,863 shares of its no par value common stock outstanding.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is listed on the Pink Sheets under the symbol "NHZN". At August 3, 2001 the Company had 561 shareholders holding 3,656,863 shares of common stock. The following table shows the highs and lows of the closing bid and ask on the Company's stock for fiscal years 1998, 1999, 2000 and the first two quarters of 2001.
YEAR	CLOSING BID	CLOSING ASK
1998	HIGH	LOW	HIGH	LOW
First Quarter	.001	.001	.10	.10
Second Quarter	.001	.001	.10	.10
Third Quarter	.001	.001	.10	.10
Fourth Quarter	.001	.001	.10	.04
1999
First Quarter	.04	.001	.53125	.04
Second Quarter	.02	.01	.10	.03
Third Quarter	.03	.01	.08	.02
Fourth Quarter	.02	.01	.09	.03
2000
First Quarter	.02	.02	.25	.04
Second Quarter	.01	.01	.25	.03
July 3 to July 28.01		.005	.03	.01
July 31 to September 30 (1)	.03	.03	1.25
Fourth Quarter	.03	.03	1.50
2001
First Quarter	.03	.03	1.9375
Second Quarter	.03	.03	1.93

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

Employment Contracts, Termination of Employment and Change in Control

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person which would in any way result in payments to any person because of employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

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

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature ofBeneficial Ownership	Percentage of Class
Common	Angela G. White(2)(3) 2250 W. Center Street, Springville, UT 84663	1,530,000	41.83%
Common	Steven L. White(2)(3) 2250 W. Center Street, Springville, UT 84663	1,530,000	41.83%
Common	Loretta Jean Hullinger(3) 178 S. 350 W. Mona, UT 84645	750,000	20.50%
Common	Officers, Directors and Nominees as a Group: 3 persons	2,280,000	62.34%

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

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

No reports on Form 8-K have been filed during the period covered by this Form 10-KSB.

Exhibits
Exhibit Number	SEC Ref. No.	Title of Document	Location
1	3(i)	Articles of Incorporation filed March 9, 1972.	*
2	3(i)	Amendment to Articles of Incorporation of the Company to change the name to Gayle Industries, Inc. dated May 18, 1977.	*
3	2	Plan and Articles of Merger of a Subsidiary Corporation (Swing Bike) into the Company thereby changing the name of the Company to Swing Bike dated January 11, 1978.	*
4	3(i)	Amendment to Articles of Incorporation of the Company changing the name to Horizon Energy Corporation dated December 19, 1979.	*
5	3(i)	Amendment to Articled of Incorporation of the Company authorizing 100,000,000 shares of common no par value stock dated August 18, 1989.	*
6	3(i)	Amendment to Articles of Incorporation of the Company changing the name to Millennium Entertainment Corp. dated December 10, 1992.	*
7	3(i)	Amendment to Articles of Incorporation of the Company changing the name to New Horizon Education, Inc. dated May 28, 1993.	*
8	3(i)	Amendment to Articles of Incorporation of the Company authorizing a one (1) for fifty (50) reverse stock split dated September 27, 2000.	*
9	3(i)	Amended and Restated Articles of Incorporation dated December 26, 2000.	*
10	3(ii)	By-Laws	**
11	6	Share Sell Agreement	***

* Incorporated by reference to the Form 10-SB filed on December 29, 2000

**Incorporated by reference to the Form 10-SB/A filed on April 27, 2001

***Incorporated by reference to the Form 10-SB/A filed on September 5, 2001

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Horizon Education, Inc.

Date: September 5, 2001 By: /s/ Steven L. White

Steven L. White, President and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 5, 2001 By: /s/ Steven L. White

Steven L. White, Director

Date: September 5, 2001 By: /s/ Angela G. White

Angela G. White, Director

Date: September 5, 2001 By: /s/ Loretta Jean Hullinger

Loretta Jean Hullinger, Director

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

CONTENTS
PAGE
Independent Auditors' Report	13
Balance Sheet, December 31, 2000	14
Statements of Operations, for the years ended December 31, 2000 and 1999 and from the re-entering of development stage on January 1, 1998 through December 31, 2000	15
Statements of Comprehensive Income (Loss), for the years ended December 31, 2000 and 1999 and from the re-entering of development stage on January 1, 1998 through December 31, 2000	16
Statement of Stockholders' Equity (Deficit), from the re-entering of the development stage on January 1, 1998 through December 31, 2000	17
Statements of Cash Flows, for the years ended December 31, 2000 and 1999 and from the re-entering of development stage on January 1, 1998 through December 31, 2000	18
Notes to Financial Statements	20

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

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

April 30, 2001, except for Note 9, as to which the date is August 3, 2001

Salt Lake City, Utah

NEW HORIZON EDUCATION, INC.
[A Development Stage Company]
BALANCE SHEET
ASSETS
December 31,
2000
CURRENT ASSETS:
Cash	$7,909
Total Current Assets	7,909
$7,909

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$14,284
Accrued expenses	4,404
Total Current Liabilities	18,688

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, 100,000,000 shares
authorized, no par value, 2,906,863 shares issued and outstanding, respectively	7,269,483
Contributed capital	53,519
Retained (deficit)	(7,054,134)
(Deficit) accumulated during development stage	(279,647)
Total Stockholders' Equity Deficit	(10,779)
$7,909

The accompanying notes are an integral part of these financial statements.

NEW HORIZON EDUCATION, INC.
[A Development Stage Company]

STATEMENTS OF OPERATIONS
			Cumulative from the Re-entering of Development Stage on January 1, 1998 through
	For the Years Ended December 31,		December 31,
	2000	1999	2000
REVENUE	$ -	$ -	$ -
EXPENSES:
General and administrative	101,058	29,120	142,206
Total Expenses	101,058	29,120	142,206
LOSS BEFORE OTHER (EXPENSE)	(101,058)	(29,120)	(142,206)
OTHER (EXPENSE):
Loss on sale of securities available for sale	(57,441)	(80,000)	(137,441)
LOSS BEFORE INCOME TAXES	(158,499)	(109,120)	(279,647)
CURRENT TAX EXPENSE	-	-	-
DEFERRED TAX EXPENSE	-	-	-
NET (LOSS)	$(158,499)	$(109,120)	$(279,647)

LOSS PER COMMON SHARE	$(.09)	$(.13)	$(.25)

The accompanying notes are an integral part of these financial statements.

NEW HORIZON EDUCATION, INC.
[A Development Stage Company]

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
			Cumulative from the Re-entering of Development Stage on January 1, 1998 through
	For the Years Ended December 31,		December 31,
	2000	1999	2000
NET INCOME (LOSS)	$(158,499)	$(109,120)	$(279,647)
OTHER COMPREHENSIVE INCOME:
Unrealized holding (loss) arising during period	(32,718)	(446,527)	(1,250,000)
Plus: reclassification adjustment for losses included in net income	57,441	80,000	137,441
COMPREHENSIVE INCOME (LOSS)	$(133,776)	$(475,647)	$(1,392,206)

The accompanying notes are an integral part of these financial statements.
NEW HORIZON EDUCATION, INC.
[A Development Stage Company]
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE RE-ENTERING OF THE DEVELOPMENT STAGE ON JANUARY 1, 1998 THROUGH DECEMBER 31, 2000
						Deficit Accumulated From the Re-entering of the Development Stage on January 1, 1998 through
	Common Stock	Common Stock				December 31,
	Shares	Amount	Contributed Capital	Retained (Deficit)	Unrealized Holding Gain/(Loss)	2000
BALANCE, January 1, 1998	456,827	$7,192,049	$53,519	$(7,054,134)	$1,250,000	$-
February 1998, shares issued at $.05 per share for debt relief	110,000	5,500
June 1998, shares issued at $.05 per share for cash	200,000	10,000
June 1998, shares issued at $.05 per share for services rendered	30,000	1,500
Unrealized holding (loss) on marketable securities					(770,755)
Net income for the year ended December 31, 1998	__________	_______	_______	_______	_______	(12,028)
BALANCE, December 31, 1998	796,827	7,209,046	53,519	(7,054,134)	479,245	(12,028)
During 1999, shares issued at $.05 per share for cash	231,552	11,578
Unrealized holding (loss) on marketable securities					(446,527)
Net (loss) for the year ended December 31, 1999	________	_________	________	_________	________	(109,120)
BALANCE, December 31, 1999	1,028,379	7,220,624	53,519	(7,054,134)	32,718	(121,148)
Unrealized holding (loss) on Marketable securities					(32,718)
February- July 2000, issued at $.05 per share shares for cash	377,184	18,859
Net increase in shares issued due to rounding and purchasing of fractional shares in common stock split	1,300
August 2000, shares issued at $.02 per share for cash	1,500,000	30,000
Net (loss) for year ended December 31, 2000	__________	_________	________	________	_________	(158,499)
BALANCE, December 31, 2000	2,906,863	$7,269,483	$53,519	$(7,054,134)	$ -	$(279,647)

The accompanying notes are an integral part of this financial statement .

NEW HORIZON EDUCATION, INC.
[A Development Stage Company]

STATEMENTS OF CASH FLOWS
			Cumulative from the Re-entering of Development Stage on January 1, 1998 through
	For the Years Ended December 31,		December 31,
	2000	1999	2000
Cash Flows From Operating Activities:
Net loss	$(158,499)	$(109,120)	$(279,647)
Adjustments to reconcile net loss to net cash used by operating activities:
Realized loss on sale of securities available for sale	57,441	80,000	137,441
Stock issued for services	-	-	1,500
Changes in assets and liabilities:
(Increase) decrease in receivable - related party	1,770	(1,219)	-
Increase (decrease) in payable - related party	(1,187)	1,187	-
Increase in accounts payable	14,284	-	14,284
Increase in accrued expenses	804	3,600	4,404
Net Cash (Used) by Operating Activities	(85,387)	(25,552)	(122,018)
Cash Flows From Investing Activities
Proceeds from sale of securities available for sale	38,314	20,000	58,314
Net Cash Provided by Investing Activities	38,314	20,000	58,314
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	48,859	11,578	70,437
Net Cash Provided by Financing Activities	48,859	11,578	70,437
Net Increase (Decrease) in Cash	1,786	6,026	6,733
Cash at Beginning of the Year	6,123	98	1,176
Cash at End of the Year	$7,909	$6,123	$7,909

[Continued]
NEW HORIZON EDUCATION, INC.
[A Development Stage Company]
STATEMENTS OF CASH FLOWS
[CONTINUED]
Cumulative from the Re-entering of Development Stage on January 1, 1998 through
	For the Years Ended December 31,		December 31,
	2000	1999	2000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
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

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2000 and 1999 and for the period from the re-entering of development stage on January 1, 1998 through December 31, 1999:
			Cumulative from the Re-entering of Development Stage on January 1, 1998 through
	For the Years Ended December 31,		December 31,
	2000	1999	2000
(Loss) from continuing operations available to common stockholders (numerator)	$(158,499)	$(109,120)	$(279,647)
Weighted average number of common shares outstanding used in earnings per share during the period (denominator)	1,858,758	828,335	1,122,490

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