Form 10KSB/A
period 2000-12-31
NEW HORIZON EDUCATION INC
filed 2001-09-19
CIK 1127005

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

The aggregate market value of the issuer's voting stock held as of August 3, 2001, by non-affiliates of the issuers was $41,306.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth as of August 3, 2001, the name, age, and position of each executive officer and director and the term of office for each director of the Company.
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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of August 3, 2001, the name and the number of shares of the Registrant's Common Stock, no par value, held of record or was known by the Registrant to own beneficially more than 5% of the 10,406,863 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each officer and director individually and of all officers and directors as a group.

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
NEW HORIZON EDUCATION, INC.
[A Development Stage Company]
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FROM THE RE-ENTERING OF THE DEVELOPMENT STAGE ON JANUARY 1, 1998 THROUGH DECEMBER 31, 2000
						Deficit Accumulated From the Re-entering of the Development Stage on January 1, 1998 through
	Common Stock	Common Stock				December 31,
	Shares	Amount	Contributed Capital	Retained(Deficit)	Unrealized Holding Gain/(Loss)	2000
BALANCE,January 1, 1998	456,827	$7,192,049	$53,519	$(7,054,134)	$1,250,000	$-
February 1998, shares issued at $.05 per share for debt relief	110,000	5,500
June 1998, shares issued at $.05 per share for cash	200,000	10,000
June 1998, shares issued at $.05 per share for services rendered	30,000	1,500
Unrealized holding (loss) on marketable securities					(770,755)
Net income for the year ended December 31, 1998	__________	_______	_______	_______	_______	(12,028)
BALANCE,December 31, 1998	796,827	7,209,046	53,519	(7,054,134)	479,245	(12,028)
During 1999, shares issued at $.05 per share for cash	231,552	11,578
Unrealized holding (loss) on marketable securities					(446,527)
Net (loss) for the year ended December 31, 1999	________	_________	________	_________	________	(109,120)
BALANCE,December 31, 1999	1,028,379	7,220,624	53,519	(7,054,134)	32,718	(121,148)
Unrealized holding (loss) on Marketable securities					(32,718)
February- July 2000, issued at $.05 per share shares for cash	377,184	18,859
Net increase in shares issued due to rounding and purchasing of fractional shares in common stock split	1,300
August 2000, shares issued at $.02 per share for cash	1,500,000	30,000
Net (loss) for year ended December 31, 2000	__________	_________	________	________	_________	(158,499)
BALANCE,December 31, 2000	2,906,863	$7,269,483	$53,519	$(7,054,134)	$ -	$(279,647)

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