Form 10KSB/A
period 2000-12-31
NEW HORIZON EDUCATION INC
filed 2001-09-24
CIK 1127005

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of August 3, 2001, the name and the number of shares of the Registrant's Common Stock, no par value, held of record or was known by the Registrant to own beneficially more than 5% of the 3,656,863 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each officer and director individually and of all officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Common	Angela G. White(2)(3) 2250 W. Center Street, Springville, UT 84663	1,530,000	41.83%
Common	Steven L. White(2)(3) 2250 W. Center Street, Springville, UT 84663	1,530,000	41.83%
Common	Loretta Jean Hullinger(3) 178 S. 350 W. Mona, UT 84645	750,000	20.50%
Common	Officers, Directors and Nominees as a Group: 3 persons	2,280,000	62.34%

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

New Horizon Education, Inc.

Date: September 24, 2001 By: /s/ Steven L. White

Steven L. White, President and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 24, 2001 By: /s/ Steven L. White

Steven L. White, Director

Date: September 24, 2001 By: /s/ Angela G. White

Angela G. White, Director

Date: September 24, 2001 By: /s/ Loretta Jean Hullinger

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