Form 10QSB
period 2001-09-30
NEW HORIZON EDUCATION INC
filed 2001-11-14
CIK 1127005

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-32195

NEW HORIZON EDUCATION, INC.

(Exact name of small business issuer as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0319410 (IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2001: 3,656,863 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

NEW HORIZON EDUCATION, INC.

INDEX
Page
PART I. Financial Information
Item I. Financial Statements (unaudited)

Condensed Balance Sheets - September 30, 2001 (unaudited) and December 31, 2000

Condensed Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2001 and 2000, and for the period from the re-entering of development stage on January 1, 1998 through September 30, 2001

Statements of Comprehensive (Loss), for the Three and Nine Months ended September 30, 2001 and 2000 and from the re-entering of development stage on January 1, 1998 through September 30, 2001

Condensed Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2001 and 2000, and for the period from the re-entering of development stage on January 1, 1998 through September 30, 2001

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

3 4 5 6 7 8 12
PART II. Other Information Item 2. Changes in Securities Item 6. Exhibits and Reports on Form 8-K	13 13
Signatures	13

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

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2001	2000
	______________	______________
CURRENT ASSETS:
Cash	$ 626	$ 7,909
	______________	______________
Total Current Assets	626	7,909
	______________	______________
	$ 626	$ 7,909
	______________	_______________
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$ 8,040	$ 14,284
Accrued expenses	4,848	4,404
Notes payable	20,000	-
	______________	______________
Total Current Liabilities	32,888	18,688
	______________	______________
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, 100,000,000 shares
authorized, no par value, 3,656,863 and
2,906,863 shares issued and outstanding	7,284,483	7,269,483
Contributed capital	53,519	53,519
Retained earnings (deficit)	(7,054,134)	(7,054,134)
(Deficit) accumulated during development stage	(316,130)	(279,647)
	______________	______________
Total Stockholders' Equity (Deficit)	(32,262)	(10,779)
	______________	______________
	$ 626	$ 7,909
	_______________	_______________

Note: The Balance Sheet of December 31, 2000, was taken from the audited financial statements at that date and condensed.
The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Cumulative from the Re-entering of Development Stage on January 1,1998 through September 30,
	2001	2000	2001	2000	2001
REVENUE	$ -	$ -	$ -	$ -	$ -
	_______	_______	_______	________	__________
EXPENSES:
General and administrative	9,118	27,602	36,039	59,679	178,245
	_______	_______	________	_______	__________
Total Expenses	9,118	27,602	36,039	59,679	178,245
	_______	_______	_______	________	__________
LOSS FROM OPERATIONS	(9,118)	(27,602)	(36,039)	(59,679)	(178,245)
OTHER (EXPENSE):
Loss on sale of securities available for sale	-	(55,072)	-	(57,441)	(137,441)
Interest expense	(444)	-	(444)	-	(444)
	_______	_______	_______	________	__________
Total Other (Expenses)	(444)	(55,072)	(444)	(57,441)	(137,885)
	_______	_______	_______	________	__________
LOSS FROM OPERATIONS BEFORE INCOME TAXES	(9,562)	(82,674)	(36,483)	(117,120)	(316,130)
	_______	_______	_______	________	__________
CURRENT INCOME TAXES	-	-	-	-	-
DEFERRED INCOME TAXES	-	-	-	-	-
	_______	_______	_______	________	__________
NET LOSS	$ (9,562)	$ (82,674)	$ (36,483)	$ (117,120)	$ (316,130)
	________	________	________	_________	___________
(LOSS) PER SHARE	$ (.00)	$ (.04)	$ (.01)	$ (.08)	$ (.20)
	________	________	________	_________	___________

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Cumulative from the Re-entering of Development Stage on January 1, 1998 through September 30,
	2001	2000	2001	2000	2001
NET INCOME (LOSS)	$ (9,562)	$ (82,674)	$ (36,483)	$ (117,120)	$ (316,130)
OTHER COMPREHENSIVE INCOME:
Unrealized holding (loss)marketable securities	-	(32,718)	-	(32,718)	(1,250,000)
Plus: reclassification adjustment for losses included in net income	-	55,072	-	57,441	137,441
	_______	_______	_______	________	__________
COMPREHENSIVE INCOME (LOSS)	$ (9,562)	$ (60,320)	$ (36,483)	$ (92,397)	$ (1,428,689)
	________	________	________	_________	___________

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,		Cumulative from the Re-entering of Development Stage on January 1, 1998 through September 30,
	2001	2000	2001
Cash Flows From Operating Activities:
Net loss	$ (36,483)	$ (117,120)	$ (316,130)
Adjustments to reconcile net loss to net cash used by operating activities:
Non cash stock issued for services rendered	-	-	1,500
Loss on sale of marketable securities	-	57,441	137,441
Changes in assets and liabilities
Increase (decrease) in accounts payable	(6,244)	-	8,040
Increase in accounts payable - related party	-	500	-
Increase in accrued expenses	444	405	4,848
	________	________	____________
Net Cash (Used) by Operating Activities	(42,283)	(58,064)	(164,301)
	________	________	____________
Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	-	38,314	58,314
	________	________	____________
Net Cash Provided by Investing Activities	-	38,314	58,314
	________	________	____________
Cash Flows From Financing Activities:
Proceeds from sale of common stock	15,000	48,859	85,437
Proceeds from notes payable	20,000	-	20,000
	________	________	____________
Net Cash Provided by Financing Activities	35,000	48,859	105,437
	________	________	____________
Net Increase (Decrease) in Cash	(7,283)	29,109	(550)
Cash at Beginning of the Period	7,909	6,123	1,176
	________	________	____________
Cash at End of the Period	$ 626	$ 35,232	$ 626
	_________	_________	_____________
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the nine months ended September 30, 2001:

None

For the nine months ended September 30, 2000:

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

Comprehensive Income - The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income."

Development Stage - The Company is considered a development stage company as defined in SFAS no. 7. Since re-entering the development stage on January 1, 1998 the Company is primarily seeking potential business mergers and ventures.

Unaudited Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 8].

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142 and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - NOTES PAYABLE

On July 11, 2001, the Company signed a $20,000 note payable to Growth Ventures Inc., Pension Plan and Trust. The note was due October 9, 2001 but has been extended 90 days through January 7, 2002. The note accrues interest at 10% per annum. Interest expense as of September 30, 2001 amounted to $444.

NOTE 3 - STOCK TRANSACTIONS

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

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - For the nine months ended September 30, 2001 and 2000, the Company paid an officer $17,500 and $40,775, respectively.

Office Space - The Company has paid rents totaling $200 and $700 for the nine months ended September 30, 2001 and 2000, respectively.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

The Company has available at September 30, 2001 and December 31, 2000, unused operating loss carryforwards of approximately $7,370,200 and $7,333,700, respectively, which may be applied against future taxable income and which expire in various years through 2021. If certain substantial changes in the Company's ownership should occur, there will be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $2,505,800 and $2,493,000, respectively, at September 30, 2001 and December 31, 2000); therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $12,800 and $54,000 for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively).

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of assets and has inadequate working capital to pay its expenses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and nine months ended September 30, 2001 and 2000 and for the period from the re-entering of development stage on January 1, 1998 through September 30, 2001:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Cumulative from the Re-entering of Development Stage on January 1, 1998 through September 30,
	2001	2000	2001	2000	2001
(Loss) from continuing operations available to common stockholders (numerator)	$ (9,562)	$ (82,674)	$ (36,483)	$ (117,120)	$ (316,130)
	________	________	________	________	_________
Weighted average number of common shares outstanding used in earnings per share during the period (denominator)	3,656,863	2,148,499	3,494,775	1,506,692	1,595,561
	________	________	________	________	_________

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

Three Month and Nine Month periods Ended September 30, 2001 and 2001

The Company had no revenue from continuing operations for the three and nine month periods ended September 30, 2000 and 2001.

General and administrative expenses for the three month periods ended September, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $9,118 and $56,251 for the three month periods ended September 30, 2001 and 2000 respectively. For the nine month period ended September 30, 2001 and 2000, these expenses were $36,039 and $59,679 respectively.

As a result of the foregoing factors, the Company realized a net loss of $9,562 for the three months ended September 30, 2001 as compared to a net loss of $110,692 for the same period in 2000. For the nine months ended September 30, 2001, the Company realized a net loss of $36,483 compared to a net loss of $117,120 for the same period in 2000.

Liquidity and Capital Resources

At September 30, 2001 the Company had $626 cash in hand and total current liabilities of $32,888 compared to $7,909 cash in hand and $18,688 in current liabilities for the period ending December 31, 2000.

On June 11, 2001, the Company signed a note payable to Growth Ventures, Inc., Pension Plan and Trust for $20,000. The note was due October 9, 2001 but has been extended for an additional year through October 9, 2002, and accrues interest at 10% per annum. The Company believes that its current cash needs can be met with the cash on hand or from loans from officers and directors for at least the next twelve months. However, should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling common stock of the Company or debt financing.

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

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

Exhibits: None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HORIZON EDUCATION, INC.

Date: November 12, 2001 By: /s/ Steven L. White

Steven L. White

President and Treasurer