Form 10KSB
period 2001-12-31
NEW HORIZON EDUCATION INC
filed 2002-03-29
CIK 1127005

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

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

No par value, common voting shares

(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was: $-0-

The aggregate market value of the issuer's voting stock held as of March 26, 2002, by non-affiliates of the issuers was $81,325

As of March 26, 2002, issuer had 15,663,127 shares of its no par value common stock outstanding.

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

Criteria

The Company will not restrict its search to any particular business, industry or geographical location. The Company may acquire a business opportunity or enter into a business agreement in any industry and in any stage of development. The Company may enter into a business or opportunity involving a "start up" or new company. The Company may acquire a business opportunity in various stages of its operation.

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

Subsequent Events: Proposed Merger

On March 8, 2002, the Company signed a letter of intent to acquire American Hospital Resources, Inc. ("AHR"). If completed, AHR will be the surviving entity. In connection with the proposed merger, the Company entered into a six-month consulting agreement with Synergistic Connections, Inc. ("Synergistic") that Synergistic assist the Company in selecting and negotiating the acquisition of potential merger candidates. The Company will pay Synergistic a total of $62,000 for the consulting services. In connection with the proposed merger, the Company signed a $40,000 convertible note payable to McKinley Enterprises, Inc. and Profit Sharing Plan. The note is due February 27, 2003, accrues interest at 8% per annum and is convertible to 500,000 shares of the Company's common stock 90 days after the date of the note. In connection with the proposed merger, the Company entered into an agreement with Phase One, LLC ("Phase One") that Phase One provide up to $150,000 in financing to the Company for the proposed merger. In this regard, the Company has entered into two notes payable and one note receivable agreements with Phase One. The Company signed a $30,000 convertible note payable to Phase One that was due January 25, 2003, accrued interest at 10% per annum, and was convertible to 3,000,000 shares of the Company's common stock. The Company also signed a $50,000 convertible note payable to Phase One that was due February 11, 2003, accrued interest at 10% per annum, and was convertible to 5,000,000 shares of the Company's common stock. The Company issued 11,000,000 shares of common stock to convert the $30,000 and $50,000 notes payable to Phase One and the Company received a $30,000 note receivable from Phase One that is due May 28, 2002 and accrues interest at 10% per annum, but if the note is paid by March 29, 2002, the Company will receive no interest. This issuance of common stock to Phase One resulted in a change in control of the Company. In connection with the proposed merger, one of the Company's directors resigned and was replaced by the manager of Phase One. The new director has been granted options to purchase 10,000 shares of the Company's common stock at $.05 per share that expire on March 4, 2004. The proposed merger is subject to all parties completing several terms and conditions. Final consummation of the proposed merger is not guaranteed.

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

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is listed on the Over the Counter Bulletin Board under the symbol "NHZN". At March 26, 2002 the Company had 564 shareholders holding 15,663,127 shares of common stock. The following table shows the highs and lows of the closing bid and ask on the Company's stock for fiscal years, 2000 and 2001.
YEAR	CLOSING BID		CLOSING ASK
2000	High	Low	High	Low
First Quarter	.02	.02	.25	.04
Second Quarter	.01	.01	.25	.03
July 3 to July 28.01	.005	.03	.01
July 31 to September 30.03	.03	1.25
Fourth Quarter	.03	.03	1.50
2001
First Quarter	.03	.03	1.9375
Second Quarter	.03	.03	1.93
Third Quarter	.03	.03	1	1
Fourth Quarter	.04	.03	1.75

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operations for the periods ended December 31, 2001 and December 31, 2000

At December 31, 2001, the Company had $80 in cash. The Company may borrow from current officers or directors to ensure that it has sufficient cash on hand to satisfy its administrative needs for the next twelve months. Should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling common stock of the Company, taking loans from the officers or seeking other forms of debt financing.

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

The Company did not generate any revenue for the periods ended December 31, 2001 and December 31, 2000. General and administrative expenses were $57,727 for the period ended December 31, 2001 and $101,058 for the period ended December 31, 2000. The higher expenses in 2000 resulted from the Company bringing itself current in its corporate status, and paying audit fees and legal expenses involved in filing the Company's Form 10-SB registration statement.

The Company also had expenses of $948 in interest payable in the period ended December 31, 2001. The Company experienced a loss on the sale of securities in the amount of $57,441 for the period ended December 31, 2000.

Expenses and interest loss resulted in the Company having a net loss of $58,675 for the period ended December 31, 2001. Expenses and loss on the sale of securities resulted in the Company having a net loss of $158,499 for the period ended December 31, 2000, and a cumulative net loss of $338,322 from the re-entering of Development Stage on January 1, 1998 through December 31, 2001.

Net cash used in operations was $42,829 for the period ended December 31, 2001 compared to $85,387 for the period ended December 31, 2000. Net cash provided by investing activities was $38,314 during the year ended December 31, 2000 with no comparable investing activities during the year ending December 31, 2001. Net cash provided by financing activities was $35,000 for the year ended December 31, 2001 compared to $48,859 for the year ended December 31, 2000.

The Company had $80 in cash as of December 31, 2001 as compared to $7,909 as of December 31, 2000.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

In March of 2002, after the fiscal year ended December 31, 2001, the Company had a change of directors. On March 4, 2002, Loretta Jean Hullinger resigned as Director and Secretary and Mark Buck was appointed as Director and Secretary with an option to buy 10,000 shares of common stock. On March 14, 2002, Antoine Gedeon and Chris Wheeler were appointed as Directors with options to buy 10,000 shares of common stock. On March 15, 2002, Steven L. White and Angela White resigned their positions as directors.

The following table sets forth as of March 26, 2002, the name, age, and position of each executive officer and director and the term of office for each director of the Company.
Name	Age	Position	Since
Chris Wheeler	54	Director/President	March 2002
Antoine Gedeon	56	Director/Treasurer	March 2002
Mark Buck	56	Director/Secretary	March 2002

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are duly elected and qualified.

The following is a brief biography of the officers and directors.

Christopher A. Wheeler, President and Director. Mr. Wheeler has many years of experience in the food services and health care fields. He has been the Founder and Managing Partner of Sandpiper Capital and Gaelic Capital Group since 1998. These sister companies provide diverse management and financial consulting services to a variety of industry segments including the healthcare industry. In particular, these services include crisis management, pharmacy and material management, outsourcing, food service and financing. From 1995 to 1998, Mr. Wheeler was Founder and President of Pacific Culinary Capital, a diverse financial services consulting group.

Antoine Gedeon, Treasurer and Director. Mr. Gedeon speaks four languages and has many years of experience in the travel industry. He is currently an instructor with Travel University International in Honolulu, Hawaii where he teaches advanced courses in travel industry management, international trade, and hotel management. He has also worked as a consultant for Private Investment Group since 1999. From 1995 to 1998 Mr. Gedeon was the President and Chief Operating Officer of Mayan Resorts Development Corp. in Belize where he presided over the master plan for Salt Creek Estate, a 31,000 acre beachfront property.

Mark Buck, Secretary and Director. Mr. Buck is a commercial real estate broker specializing in sales and leasing. He has worked for Commercial Real Estate Services in Honolulu, Hawaii since 1986 as Vice President of Marketing and Sales. Mr. Buck has also been an owner and partner in three small businesses that he later sold.

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

Although there was no formal arrangement, the Company paid former Director Steven L. White an annual salary of $23,000, $55,775, and $0 for the fiscal years ended December 31, 1999, 2000 and 2001 respectively, for services rendered on behalf of the Company as President. Mr. White also received 30,000 shares of common stock valued at $1,500 for services during 1998. Mr. White's compensation is for management services to the Company and is an amount below current market rates paid for executives in similar situations and was set as a fixed annual compensation amount by the board of directors.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation
Steven L. White Chief Executive Officer Director	2001 2000 1999	-0- 55,775 23,000	-0- -0- -0-	(1) -0- -0-

(1) Steven White's accrued salary amounted to $22,500 at December 31, 2001 and was subsequently converted to common stock.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 26, 2002, the name and the number of shares of the Registrant's Common Stock, no par value, held of record or was known by the Registrant to own beneficially more than 5% of the 15,663,127 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each officer and director individually and of all officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Common	Phase One, LLC 8 East Broadway, 609 Judge Building Salt Lake City, UT 84111	11,000,000	70.4%
Common	Steven L. White (2) 386 North 210 East Mapleton, UT 84664	2,630,000	16.79%
Common	Chris Wheeler (3) 1912 West Bay Crest Santa Ana, CA 92704	0	0%
Common	Antoine Gedeon (3) 1833 Kalakaua Ave Honolulu, HI 96815	0	0%
Common	Mark Buck (3) 428 Hao Street Honolulu, HI 96821	0	0%
Common	Officers, Directors and Nominees as a Group: 3 persons	13,630,000	87.01%

(2) For purposes of this table, a beneficial owner is one who, directly or indirectly, has or shares with others (a) the power to vote or direct the voting of the Voting Stock (b) investment power with respect to the Voting Stock which includes the power to dispose or direct the disposition of the Voting Stock.

(3) Steven L. White is a former Director of the Company.

(4) Officer and/or Director of the Company

There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

Office Space - Prior to October 1999, the Company did not have a need to rent office space. An officer of the Company allowed the Company to use his office as a mailing address, as needed, at no expense to the Company. Since October 1999, the Company has been paying $100 per month (on an as-needed, month-to-month basis) to an unrelated party for office space. Total rents paid amounted to $300 and $1,200 for the years ended December 31, 2001 and 2000, respectively.

In 1999, the Company had advanced $1,770 for payroll taxes that were paid on behalf of Steven L. White, a former officer and a director of the Company. In December 2000, Mr. White repaid the advance with no interest.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

No reports on Form 8-K have been filed during the period covered by this Form 10-KSB.

Exhibits

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

New Horizon Education, Inc.

Date: March 26, 2002 By: /s/ Christopher Wheeler

Christopher Wheeler, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2002 By: /s/ Christopher Wheeler

Christopher Wheeler, Director

Date: March 26, 2002 By: /s/ Mark Buck

Mark Buck, Director

Date: March 26, 2002 By: /s/ Antoine Gedeon

Antoine Gedeon, Director

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

CONTENTS

PAGE
-- Independent Auditors' Report	12
-- Balance Sheet, December 31, 2001	13
-- Statements of Operations, for the years ended December 31, 2001 and 2000 and from the re-entering of development stage on January 1, 1998 through December 31, 2001	14
-- Statements of Comprehensive Income (Loss), for the years ended December 31, 2001 and 2000 and from the re-entering of development stage on January 1, 1998 through December 31, 2001	15
-- Statement of Stockholders' Equity (Deficit), from the re-entering of the development stage on January 1, 1998 through December 31, 2001	16
-- Statements of Cash Flows, for the years ended December 31, 2001 and 2000 and from the re-entering of development stage on January 1, 1998 through December 31, 2001	18
-- Notes to Financial Statements	19

INDEPENDENT AUDITORS' REPORT

Board of Directors

NEW HORIZON EDUCATION, INC.

Springville, Utah

We have audited the accompanying balance sheet of New Horizon Education, Inc. [a development stage company] as of December 31, 2001, and the related statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and for the period from the re-entering of the development stage on January 1, 1998 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of New Horizon Education, Inc. [A Development Stage Company] as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from the re-entering of the development stage on January 1, 1998 through December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred significant losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Pritchett, Siler & Hardy, P.C.

March 11, 2002

Salt Lake City, Utah

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

BALANCE SHEET

ASSETS	December 31,
2001
CURRENT ASSETS:
Cash	$ 80
______________
Total Current Assets	80
______________
$ 80
______________
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 11,086
Accrued expenses	948
Related party payable	22,500
Note payable	20,000
______________
Total Current Liabilities	54,534
______________
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, 100,000,000 shares authorized, no par value, 3,656,863 shares issued and outstanding	7,284,483
Contributed capital	53,519
Retained (deficit)	(7,054,134)
(Deficit) accumulated during the development stage	(338,322)
______________
Total Stockholders' Equity Deficit	(54,454)
______________
$ 80
______________

The accompanying notes are an integral part of this financial statement.

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Year Ended December 31,	Cumulative from the Re-entering of Development Stage on January 1, 1998 through December 31,
	2001	2000	2001
REVENUE	$ -	$ -	$ -
	________	________	________
EXPENSES:
General and administrative	57,727	101,058	199,933
	________	________	________
Total Expenses	57,727	101,058	199,933
	________	________	________
LOSS BEFORE OTHER (EXPENSE)	(57,727)	(101,058)	(199,933)
	________	________	________
OTHER (EXPENSES):
Loss on sale of securities available for sale	-	(57,441)	(137,441)
Interest expense	(948)	-	(948)
	________	________	________
Total Other (Expenses)	(948)	(57,441)	(138,389)
	________	________	________
LOSS BEFORE INCOME TAXES	(58,675)	(158,499)	(338,322)
CURRENT TAX EXPENSE	-	-	-
DEFERRED TAX EXPENSE	-	-	-
	________	________	________
NET (LOSS)	$ (58,675)	$ (158,499)	$ (338,322)
	________	________	________
LOSS PER COMMON SHARE	$ (.02)	$ (.09)	$ (.20)
	________	________	________

The accompanying notes are an integral part of these financial statements.

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,	For the Year Ended December 31,	Cumulative from the Re-entering of Development Stage on January 1, 1998 through December 31,
	2001	2000	2001
NET INCOME (LOSS)	$ (58,675)	$ (158,499)	$ (338,322)
OTHER COMPREHENSIVE INCOME:
Unrealized holding (loss) arising during period	-	(90,298)	(1,387,441)
Plus: reclassification adjustment for losses included in net income	-	57,441	137,441
	________	________	________
COMPREHENSIVE INCOME (LOSS)	$ (58,675)	$ (191,356)	$ (1,588,322)
	________	________	________

The accompanying notes are an integral part of these financial statements.

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE RE-ENTERING OF THE DEVELOPMENT STAGE ON

JANUARY 1, 1998 THROUGH DECEMBER 31, 2001

	Common Stock		Contributed Capital	Retained (Deficit)	Unrealized Holding Gain/(Loss)	Deficit Accumulated From the Re-entering of the Development Stage on January 1, 1998 through December 31, 2001
	Shares	Amount
BALANCE, January 1, 1998	456,827	$ 7,192,046	$ 53,519	$ (7,054,134)	$ 1,250,000	$ -
February 1998, shares issued at $.05 per share for debt relief	110,000	5,500	-	-	-	-
June 1998, shares issued at $.05 per share for cash	200,000	10,000	-	-	-	-
June 1998, shares issued at $.05 per share for services rendered	30,000	1,500	-	-	-	-
Unrealized holding (loss) on marketable securities	-	-	-	-	(770,755)	-
Net income for the year ended December 31, 1998	-	-	-	-	-	(12,028)
	__________	__________	__________	__________	__________	__________
BALANCE, December 31, 1998	796,827	7,209,046	53,519	(7,054,134)	479,245	(12,028)
Sep. - Dec. 1999, shares issued at $.05 per share for cash	231,552	11,578	-	-	-	-
Unrealized holding (loss) on marketable securities	-	-	-	-	(526,388)	-
Net (loss) for the year ended December 31, 1999	-	-	-	-	80,000	(109,120)
	__________	__________	__________	__________	__________	__________
BALANCE, December 31, 1999	1,028,379	7,220,624	53,519	(7,054,134)	32,857	(121,148)
Feb. - Jul. 2000, shares issued at $.05 per share for cash	377,184	18,859	-	-	-	-
Net increase in shares issued due to rounding and purchase of fractional shares in common stock split	1,300	-	-	-	-	-
August 2000, shares issued at $.02 per share for cash	1,500,000	30,000	-	-	-	-
Unrealized holding (loss) on marketable securities	-	-	-	-	(90,298)	-
Net (loss) for the year ended December 31, 2000	-	-	-	-	57,441	(158,499)
	__________	__________	__________	__________	__________	__________
BALANCE, December 31, 2000	2,906,863	7,269,483	53,519	(7,054,134)	-	(279,647)

[Continued]

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE RE-ENTERING OF THE DEVELOPMENT STAGE ON

JANUARY 1, 1998 THROUGH DECEMBER 31, 2001

[CONTINUED]

	Common Stock		Contributed Capital	Retained (Deficit)	Unrealized Holding Gain/(Loss)	Deficit Accumulated From the Re-entering of the Development Stage on January 1, 1998 through December 31, 2001
	Shares	Amount
February 2001, shares issued at $.02 per share for cash	750,000	15,000	-	-	-	-
Net (loss) for year ended December 31, 2001	-	-	-	-	-	(58,675)
	__________	__________	__________	__________	__________	__________
BALANCE, December 31, 2001	3,656,863	$ 7,284,483	$ 53,519	$ (7,054,134)	$ -	$ (338,322)
	__________	__________	__________	__________	__________	__________

The accompanying notes are an integral part of this financial statement.

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended	Cumulative from the Re-entering of Development Stage on January 1, 1998 through December 31,
	2001	2000	2001
Cash Flows From Operating Activities:
Net loss	$ (58,675)	$ (158,499)	$ (338,322)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on sale of marketable securities	-	57,441	137,441
Stock issued for services	-	-	1,500
Changes in assets and liabilities:
Decrease in receivable - related party	-	1,770	-
(Decrease) in payable - related party	-	(1,187)	-
Increase (decrease) in accounts payable	(3,198)	14,284	11,086
Increase (decrease) in accrued expenses	(3,456)	804	948
Increase in related party payable	22,500	-	22,500
	________	________	________
Net Cash (Used) by Operating Activities	(42,829)	(85,387)	(164,847)
	________	________	________
Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	-	38,314	58,314
	________	________	________
Net Cash Provided by Investing Activities	-	38,314	58,314
	________	________	________
Cash Flows From Financing Activities:
Proceeds from note payable	20,000	-	20,000
Proceeds from issuance of common stock	15,000	48,859	85,437
	________	________	________
Net Cash Provided by Financing Activities	35,000	48,859	105,437
	________	________	________
Net Increase (Decrease) in Cash	(7,829)	1,786	(1,096)
Cash at Beginning of the Year	7,909	6,123	1,176
	________	________	________
Cash at End of the Year	$ 80	$ 7,909	$ 80
	________	________	________
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the period from the re-entering of development stage on January 1, 1998 through December 31, 2001:

During June 2000, in connection with a common stock split, the Company issued 3,036 shares for rounding and purchased fractional shares totaling 1,736 shares.

In February 1998, the Company issued 110,000 shares of common stock for debt relief of $5,500.

In April 1998, the Company converted debt of $94,755 and preferred stock of Homequest, Inc. valued at $1,000 into 200,000 shares of HomeQuest, Inc. common stock.

The accompanying notes are an integral part of these financial statements.

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - New Horizon Education, Inc. ("the Company") was incorporated under the laws of the state of Utah on May 9, 1972 as High-Line Investment & Development Company. On May 18, 1977 the Company changed its name to Gayle Industries, Inc. On January 11, 1978 the Company merged into Swing Bike. On December 19, 1979 the Company changed its name to Horizon Energy Corporation. On December 10, 1992 the Company changed its name to Millennium Entertainment Corp. In 1993, the Company changed its name to New Horizon Education, Inc. Also during 1993, the Company organized a wholly owned subsidiary with the sole purpose of merging with Ruff Network Marketing, Inc. On December 31, 1997, the Company sold its wholly owned subsidiary to Phoenix Ink, LLC, a company controlled by Howard J. Ruff. The Company is considered to have re-entered the development stage as of January 1, 1998. The Company currently has no on-going operations and is seeking potential business mergers and ventures.

Investments - The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in available-for-sale securities are carried at fair value. Unrealized gains and losses, net of the deferred tax effects, are included as a separate element of stockholders' equity.

Comprehensive Income - The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income."

Development Stage - The Company is considered a development stage company as defined in SFAS no. 7. Since re-entering the development stage on January 1, 1998, the Company is primarily seeking potential business mergers and ventures.

Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with SFAS No. 128, "Earnings Per Share" [See Note 8].

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Restatement - In July 2000, the Company effected a 1 for 50 reverse stock split. The financial statements have been restated, for all periods presented, to reflect this stock split [See Note 4].

NOTE 2 - ACCRUED EXPENSES

Accrued expenses consist of the following:
December 31,
2001
Interest payable	$ 948
_______________
Total accrued expenses	$ 948

NOTE 3 - NOTE PAYABLE

On July 11, 2001, the Company signed a $20,000 note payable to Growth Ventures Inc., Pension Plan and Trust. The note was due October 9, 2001 but was extended through February 11, 2002. The note accrued interest at 10% per annum. At December 31, 2001, accrued interest amounted to $948. Subsequently, the note was converted to common stock [See Note 9].

NOTE 4 - STOCK TRANSACTIONS

On January 25, 2001, the Company entered into a stock subscription agreement with Jean Hullinger, a director of the Company. The agreement was originally for the sale of 7,500,000 shares of the Company's common stock for $15,000, or $.002 per share. However, on August 3, 2001, the Company renegotiated the stock transaction and both parties agree that only 750,000 shares should have been issued for $15,000 or $.02 per share. Accordingly, the additional 6,750,000 shares have been cancelled. The financial statements have been restated to reflect the issuance of 750,000 shares as of February 2001.

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

From February through July 2000, the Company issued 377,184 shares of common stock for cash of $18,859, or $.05 per share.

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - STOCK TRANSACTIONS [Continued]

From September through December 1999, the Company issued 231,552 shares of common stock for cash of $11,578, or $.05 per share.

In June 1998, the Company issued 30,000 shares of common stock to Steve White for services rendered valued at $1,500, or $.05 per share.

In June 1998, the Company issued 200,000 shares of common stock for cash of $10,000, or $.05 per share.

In February 1998, the Company issued 110,000 shares of common stock for debt relief of $5,500, or $.05 per share.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

The Company has available at December 31, 2001 and 2000, unused operating loss carryforwards of approximately $92,200 and $33,500, respectively, which may be applied against future taxable income and which expire in various years through 2021. If certain substantial changes in the Company's ownership should occur, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $13,800 and $5,000, respectively, at December 31, 2001 and 2000), therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $8,800).

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS

Management Compensation - For the years ended December 31, 2001 and 2000, the Company paid an officer $0 and $55,775, respectively. The officer's accrued salary amounted to $22,500 at December 31, 2001 and was subsequently converted to common stock [See Note 9].

Office Space - Prior to October 1999, the Company did not have a need to rent office space. An officer of the Company allowed the Company to use his office as a mailing address, as needed, at no expense to the Company. Since October 1999, the Company has been paying $100 per month (on an as-needed, month-to-month basis) to an unrelated party for office space. Total rents paid amounted to $300 and $1,200 for the years ended December 31, 2001 and 2000, respectively.

NOTE 8 - EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing income (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the years ended December 31, 2001 and 2000 and for the period from the re-entering of development stage on January 1, 1998 through December 31, 2001:

	For the Year Ended December 31,	For the Year Ended December 31,	Cumulative from the Re-entering of Development Stage on January 1, 1998 through December 31,
	2001	2000	2001
(Loss) from continuing operations available to common stockholders (numerator)	$ (58,675)	$ (158,499)	$ (338,322)
	__________	__________	__________
Weighted average number of common shares outstanding used in earnings per share during the period (denominator)	3,535,630	1,858,758	1,725,362
	__________	__________	__________

Dilutive earnings per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 9 - SUBSEQUENT EVENTS

Offer to Repurchase Common Stock - On February 28, 2002, the Company's Board of Directors approved the repurchase of 3,198,736 shares of the Company's issued and outstanding common stock that had been sold from 1995 through 2001 because the Board of Directors learned that the National Association of Securities Dealers had imposed a special restriction on the trading of these shares. The Company offered to repurchase the shares for an amount up to the original sale price through April 30, 2002. As of March 11, 2002, the Company has repurchased 1,668,736 shares for a total of $48,000.

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - SUBSEQUENT EVENTS [Continued]

Compensation Agreements - On March 5, 2002, the Company signed a compensation agreement with Steve White to act as the Company's Chief Executive and Financial Officer. The agreement also provided for the issuance of 1,100,000 shares of the Company's common stock to pay for Steve White's accrued salary through December 31, 2001.

On March 5, 2002, the Company signed a compensation agreement with Cletha A. Walstrand, P.C. to act as the Company's general legal counsel. The agreement also provided for the issuance of 500,000 shares of the Company's common stock to pay for the services of Cletha A. Walstrand, P.C. through February 28, 2002.

Debt Conversion - On February 27, 2002, the Company converted the $20,000 note payable to Growth Ventures Inc., Pension Plan and Trust and the related accrued interest to 500,000 shares of the Company's common stock.

Proposed Merger - On March 8, 2002, the Company signed a letter of intent to acquire American Hospital Resources, Inc. ("AHR"). If completed, AHR will be the surviving entity. In connection with the proposed merger, the Company entered into a six-month consulting agreement with Synergistic Connections, Inc. ("Synergistic") that Synergistic assist the Company in selecting and negotiating the acquisition of potential merger candidates. The Company will pay Synergistic a total of $62,000 for the consulting services. In connection with the proposed merger, the Company signed a $40,000 convertible note payable to McKinley Enterprises, Inc. and Profit Sharing Plan. The note is due February 27, 2003, accrues interest at 8% per annum and is convertible to 500,000 shares of the Company's common stock 90 days after the date of the note. In connection with the proposed merger, the Company entered into an agreement with Phase One, LLC ("Phase One") that Phase One provide up to $150,000 in financing to the Company for the proposed merger. In this regard, the Company has entered into two notes payable and one note receivable agreements with Phase One. The Company signed a $30,000 convertible note payable to Phase One that was due January 25, 2003, accrued interest at 10% per annum, and was convertible to 3,000,000 shares of the Company's common stock. The Company also signed a $50,000 convertible note payable to Phase One that was due February 11, 2003, accrued interest at 10% per annum, and was convertible to 5,000,000 shares of the Company's common stock. The Company issued 11,000,000 shares of common stock to convert the $30,000 and $50,000 notes payable to Phase One and the Company received a $30,000 note receivable from Phase One that is due May 28, 2002 and accrues interest at 10% per annum, but if the note is paid by March 29, 2002, the Company will receive no interest. This issuance of common stock to Phase One resulted in a change in control of the Company. In connection with the proposed merger, one of the Company's directors resigned and was replaced by the manager of Phase One. The new director has been granted options to purchase 10,000 shares of the Company's common stock at $.05 per share that expire on March 4, 2004. The proposed merger is subject to all parties completing several terms and conditions. Final consummation of the proposed merger is not guaranteed.