Form 10QSB
period 2002-03-31
NEW HORIZON EDUCATION INC
filed 2002-05-15
CIK 1127005

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 0-32195

NEW HORIZON EDUCATION, INC.

(Exact name of small business issuer as specified in its charter)
Utah (State or other jurisdiction of incorporation or organization)	87-0319410 (IRS Employer Identification No.)

428 Hao Street, Honolulu, HI 96821

(Address of principal executive offices)

808-373-3239

(Issuer's telephone number)

2250 W. Center Street, Springville, UT 84663

801-489-0222

(Former address and telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 14,133,127 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

NEW HORIZON EDUCATION, INC.

INDEX
PART I.	Financial Information	Page
	Item I. Financial Statements (unaudited)	3
	Unaudited Condensed Balance Sheets, March 31, 2002 and December 31, 2001	4
	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2002 and 2001, and for the period from the re-entering of development stage on January 1, 1998 through March 31, 2002	5
	Unaudited Statements of Comprehensive Income (Loss), for the Three Months ended March 31, 2002 and 2001 and from the re-entering of development stage on January 1, 1998 through March 31, 2002	6
	Unaudited Condensed Statements of Cash Flows for the three Months Ended March 31, 2002 and 2001, and for the period from the re-entering of development stage on January 1, 1998 through March 31, 2002	7
	Notes to Unaudited Consolidated Financial Statements	9
	Item II. Management's Discussion and Analysis of Financial Condition or Plan of Operation	16
PART II.	Other Information
	Item 2. Changes in Securities	17
	Item 6. Exhibits and Reports on Form 8-K	18
Signatures	18

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

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS	March 31,	December 31,
	2002	2001
CURRENT ASSETS:
Cash	$ 334	$ 80
	_____________	_____________
Total Current Assets	334	80
	_____________	_____________
	$ 334	$ 80
	_____________	_____________
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$ 11,768	$ 11,086
Accrued expenses	263	948
Related party payable	-	22,500
Notes payable	40,000	20,000
	_____________	_____________
Total Current Liabilities	52,031	54,534
	_____________	_____________
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, 100,000,000 shares authorized, no par value, 14,133,127 and 3,656,863 shares issued and outstanding	7,375,764	7,284,483
Contributed capital	53,519	53,519
Retained (deficit)	(7,054,134)	(7,054,134)
(Deficit) accumulated during development stage	(426,846)	(338,322)
	_____________	_____________
Total Stockholders' Equity (Deficit)	(51,697)	(54,454)
	_____________	_____________
	$ 334	$ 80
	_____________	_____________

Note: The Balance Sheet of December 31, 2001 was taken from the audited financial statements at that date and condensed.
The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	Cumulative from the Re-entering of Development Stage on January 1, 1998 through March 31,
	2002	2001	2002
REVENUE:	$ -	$ -	$ -
	_____________	_____________	_____________
EXPENSES:
General and administrative	87,928	17,819	287,861
	_____________	_____________	_____________
Total Expenses	87,928	17,819	287,861
	_____________	_____________	_____________
LOSS BEFORE OTHER (EXPENSES)	(87,928)	(17,819)	(287,861)
	_____________	_____________	_____________
OTHER (EXPENSES):
Loss on sale of securities available for sale	-	-	(137,441)
Interest expense	(596)	-	(1,544)
	_____________	_____________	_____________
Total Other Expenses	(596)	-	(138,985)
	_____________	_____________	_____________
LOSS BEFORE INCOME TAXES	(88,524)	(17,819)	(426,846)
CURRENT TAX EXPENSE	-	-	-
DEFERRED TAX EXPENSE	-	-	-
	_____________	_____________	_____________
NET (LOSS)	$ (88,524)	$ (17,819)	$ (426,846)
	_____________	_____________	_____________
LOSS PER COMMON SHARE	$ (.01)	$ (.01)	$ (.21)
	_____________	_____________	_____________

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	Cumulative from the Re-entering of Development Stage on January 1, 1998 through March 31,
	2002	2001	2002
NET INCOME (LOSS)	$ (88,524)	$ (17,819)	$ (426,846)
OTHER COMPREHENSIVE INCOME:
Unrealized holding (loss) arising during period	-	-	(1,387,441)
Plus: reclassification adjustment for losses included in net income	-	-	137,441
	_____________	_____________	_____________
COMPREHENSIVE INCOME (LOSS)	$ (88,524)	$ (17,819)	$ (1,676,846)
	_____________	_____________	_____________

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	Cumulative from the Re-entering of Development Stage on January 1, 1998 through March 31,
	2002	2001	2002
Cash Flows From Operating Activities:
Net loss	$ (88,524)	$ (17,819)	$ (426,846)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on sale of marketable securities	-	-	137,441
Stock issued for services	9,103	-	10,603
Changes in assets and liabilities:
Increase (decrease) in accounts payable	9,079	(3,101)	20,165
Increase in accrued expenses	596	-	1,544
Increase (decrease) in related party payable	(500)	-	22,000
	_____________	_____________	_____________
Net Cash (Used) by Operating Activities	(70,246)	(20,920)	(235,093)
	_____________	_____________	_____________
Cash Flows From Investing Activities:
Proceeds from sale of marketable securities	-	-	58,314
Payments received on note receivable	30,000	-	30,000
	_____________	_____________	_____________
Net Cash Provided by Investing Activities	30,000	-	88,314
	_____________	_____________	_____________
Cash Flows From Financing Activities:
Proceeds from notes payable	120,000	-	140,000
Proceeds from sale of common stock	-	15,000	85,437
Payments to repurchase common stock	(79,500)	-	(79,500)
	_____________	_____________	_____________
Net Cash Provided by Financing Activities	40,500	15,000	145,937
	_____________	_____________	_____________
Net Increase (Decrease) in Cash	254	(5,920)	(842)
Cash at Beginning of the Period	80	7,909	1,176
	_____________	_____________	_____________
Cash at End of the Period	$ 334	$ 1,989	$ 334
	_____________	_____________	_____________
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

[Continued]

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

[CONTINUED]

Supplemental Schedule of Noncash Investing and Financing Activities:

For the period from the re-entering of development stage on January 1, 1998 through March 31, 2002:

In March 2002, the Company issued 1,600,000 shares of common stock as payment of $30,397 in liabilities and $1,603 in services rendered.

In February 2002, the Company issued 675,000 shares of common stock for $7,500 in services rendered.

In February 2002, the Company issued 11,500,000 shares of common stock for debt relief of $21,281, to convert $80,000 in notes payable, and for a $30,000 note receivable.

In June 2000, in connection with a common stock split, the Company issued 3,036 shares for rounding and purchased fractional shares totaling 1,736 shares.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

Development Stage - The Company is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. Since re-entering the development stage on January 1, 1998, the Company is primarily seeking potential business mergers and ventures.

Investments - The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments in available-for-sale securities are carried at fair value. Unrealized gains and losses, net of the deferred tax effects, are included as a separate element of stockholders' equity.

Stock Based Compensation - The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, the Company has elected to determine net income using previous accounting standards.

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Comprehensive Income - The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."

Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 9].

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

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

Restatement - In July 2000, the Company effected a 1 for 50 reverse stock split. The financial statements have been restated, for all periods presented, to reflect this stock split [See Note 5].

NOTE 2 - NOTE RECEIVABLE

On February 27, 2002, the Company received a $30,000 note receivable from Phase One, LLC for the issuance of common stock [See Note 5]. The note was due May 28, 2002 and accrued interest at 10% per annum. The note was paid on March 31, 2002 and, accordingly, no interest was recognized on the note.

NOTE 3 - ACCRUED EXPENSES

Accrued expenses consist of the following at:
	March 31,	December 31,
	2002	2001
Interest payable	$ 263	$ 948
	_____________	_____________
Total accrued expenses	$ 263	$ 948
	_____________	_____________

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE

On February 27, 2002, the Company signed a $40,000 convertible note payable to McKinley Enterprises, Inc. Profit Sharing Plan. The note is due February 27, 2003, accrues interest at 8% per annum and is convertible after 90 days to 500,000 shares of common stock. At March 31, 2002, accrued interest amounted to $263.

On January 25, 2002 the Company signed a $30,000 convertible note payable to Phase One, LLC. The note was due January 25, 2003, accrued interest at 10% per annum and was convertible to 3,000,000 shares of common stock. On February 27, 2002, the note was converted to common stock and, accordingly, no interest was recognized on the note [See Note 5].

On February 11, 2002, the Company signed a $50,000 convertible note payable to Phase One, LLC. The note was due February 11, 2003, accrued interest at 10% per annum and was convertible to 5,000,000 shares of common stock. On February 27, 2002, the note was converted to common stock and, accordingly, no interest was recognized on the note [See Note 5].

On July 11, 2001, the Company signed a $20,000 note payable to Growth Ventures Inc., Pension Plan and Trust. The note was due October 9, 2001 but was extended through February 11, 2002. The note accrued interest at 10% per annum. On February 27, 2002, the Company issued 500,000 shares of common stock as full payment of the $20,000 note payable and its accrued interest of $1,281 [See Note 5].

NOTE 5 - COMMON STOCK AND OPTIONS

On March 5, 2002, the Company issued 1,600,000 shares of common stock that had been registered on Form S-8 with 1,100,000 shares going to the Company's former president for services rendered valued at $22,000, or $.02 per share, and with 500,000 shares going to an attorney for services rendered valued at $10,000, or $.02 per share.

In February and March 2002, the Company repurchased 3,198,736 shares of the Company's issued and outstanding common stock for cash in the amount of $79,500. The Company had offered to repurchase the shares for an amount up to the original sales price because the National Association of Securities Dealers had imposed a special restriction on the trading of these shares.

On February 27, 2002, the Company issued 11,000,000 shares of restricted common stock to Phase One, LLC for a $30,000 note receivable and to convert a $30,000 note payable and a $50,000 note payable to common stock. Total consideration amounted to $110,000 or $.01 per share. This issuance resulted in a change in control of the Company.

On February 27, 2002, the Company issued 125,000 shares of common stock that had been registered on Form S-8 to Synergistic Connections, Inc. for services rendered valued at $2,500, or $.02 per share.

On February 27, 2002, the Company issued 450,000 shares of restricted common stock to Synergistic Connections, Inc. for services rendered valued at $5,000, or $.01 per share.

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - COMMON STOCK AND OPTIONS [Continued]

On February 27, 2002, the Company issued 500,000 shares of common stock for debt relief of $21,281, or $.04256 per share.

On January 25, 2001, the Company entered into a stock subscription agreement with Jean Hullinger, a former director of the Company. The agreement was originally for the sale of 7,500,000 shares of the Company's common stock for $15,000, or $.002 per share. However, on August 3, 2001, the Company renegotiated the stock transaction and both parties agree that only 750,000 shares should have been issued for $15,000 or $.02 per share. Accordingly, the additional 6,750,000 shares have been cancelled. The financial statements have been restated to reflect the issuance of 750,000 shares as of February 2001.

In August 2000, the Company issued 1,500,000 shares of common stock to Steve White, the Company's former president, for cash in the amount of $30,000, or $.02 per share. This issuance resulted in a change in control of the Company, the Company's officers and directors resigned and new officers and directors were appointed.

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

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - COMMON STOCK AND OPTIONS [Continued]

Stock Options - In March 2002, the Company granted 10,000 stock options each to two of the Company's directors, totaling 20,000 options. The options vested immediately and are exercisable at $.05 per share for two years. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." No Compensation cost has been recognized for the stock options under APB 25 since the market value of the Company's common stock was less than the exercise price of the options on the date of grant. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	Cumulative from the Re-entering of Development Stage on January 1, 1998 through March 31,
	2002	2001	2002
Net Loss As reported	$ (88,524)	$ (17,819)	$ (426,846)
Pro forma	$ (88,561)	$ (17,819)	$ (426,883)
Loss per common share As reported	$ (.01)	$ (.01)	$ (.21)
Pro forma	$ (.01)	$ (.01)	$ (.21)

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions used for the grants during the three months ended March 31, 2002: risk-free interest rate of 3.58%, expected dividend yield of zero, expected lives of 2 years and expected volatility of 100%.

NOTE 6 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes. The Company has available at March 31, 2002 and December 31, 2001, respectively, unused operating loss carryforwards of approximately $180,000 and $92,200 which may be applied against future taxable income and which expire in various years through 2022. If certain substantial changes in the Company's ownership should occur, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $43,900 and $13,800, respectively, at March 31, 2002 and December 31, 2001), therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $30,100).

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - GOING CONCERN

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Management Compensation - For the three months ended March 31, 2002 and 2001, the Company did not compensate any officer of the Company. In February 2002, the Company did pay $500 to each of its three former directors, totaling $1,500. In March 2002, the Company granted 10,000 options to each of two of the Company's directors [See Note 5].

Office Space - The Company pays $100 per month (on an as-needed, month-to-month basis) for office space. Total rents paid amounted to $300 and $300 for the three months ended March 31, 2002 and 2001, respectively.

NOTE 9 - EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	Cumulative from the Re-entering of Development Stage on January 1, 1998 through March 31,
	2002	2001	2002
Loss from continuing operations available to common stockholders (numerator)	$ (88,524)	$ (17,819)	$ (426,846)
	_____________	_____________	_____________
Weighted average number of common shares outstanding used in earnings per share during the period (denominator)	7,558,840	3,165,196	2,063,862
	_____________	_____________	_____________

NEW HORIZON EDUCATION, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - EARNINGS (LOSS) PER SHARE [Continued]

At March 31, 2002, the Company had 20,000 outstanding options and debt convertible to 500,000 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive earnings per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 10 - COMMITMENTS AND AGREEMENTS

Consulting Agreement - On January 15, 2002, the Company entered into a six-month consulting agreement with Synergistic Connections, Inc. to assist the Company in selecting and negotiating the acquisition of potential merger candidates. The Company will pay Synergistic Connections, Inc. a total of $62,000. The Company has paid $50,000 and issued stock valued at $7,500 to Synergistic Connections, Inc. as part of this agreement.

Compensation Agreements - On March 5, 2002, the Company signed a compensation agreement with Steve White to act as the Company's Chief Executive and Financial Officer. The agreement also provided for the issuance of 1,100,000 shares of the Company's common stock to pay for Steve White's accrued salary through December 31, 2001. This agreement was terminated on March 15, 2002 when Steve White resigned.

On March 5, 2002, the Company signed a compensation agreement with Cletha A. Walstrand, P.C. to act as the Company's general legal counsel. The agreement also provided for the issuance of 500,000 shares of the Company's common stock to pay for the services of Cletha A. Walstrand, P.C. through February 28, 2002.

NOTE 11 - SUBSEQUENT EVENTS

Stock Issuance - On April 1, 2002, the Company issued 2,000,000 shares of common stock to Phase One, LLC for cash in the amount of $20,000.

Agreement and Plan of Reorganization - On April 3, 2002, the Company signed an agreement and plan of reorganization with Phase One, LLC and American Hospital Resources, Inc. ("AHR"). The Company will issue 3,196,873 shares of its common stock for all 1,500 shares of AHR common stock. The agreement is subject to several terms and conditions including the Company changing its name to American Hospital Resources, Inc. and authorizing 10,000,000 shares of preferred stock. Final consummation of the agreement is not guaranteed. In connection with the agreement, the Company and AHR entered into a three-year consulting agreement with Corporate Dynamics, Inc. The Company will pay $5,000 per months for consulting services. In connection with the agreement, the Company and AHR entered into a three-year finder agreement with Corporate Dynamics, Inc. The Company will pay 5% of the first $3,000,000, 4% of the next $3,000,000, 3% of the next $3,000,000, and 2% of any additional funding provided through Corporate Dynamics, Inc.

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

Three Month periods Ended March 31, 2002 and 2001

The Company had no revenue from continuing operations for the three month periods ended March 31, 2002 and 2001.

General and administrative expenses for the three month periods ended March 31, 2002 and 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $87,928 and $17,819 for the three month periods ended March 31, 2002 and 2001 respectively.

As a result of the foregoing factors, the Company realized a net loss of $88,524 for the three months ended March 31, 2002 as compared to a net loss of $17,819 for the same period in 2001.

Liquidity and Capital Resources

At March 31 2002 the Company had $334 cash in hand and total current liabilities of $52,031 compared to $80 cash in hand and $54,534 in current liabilities for the period ending December 31, 2001.

On Feberuary 27, 2002, the Company received a $30,000 note receivable from Phase One LLC for the issuance of common stock. The note was due May 28, 2002 and accrued interest at 10% per annum. The note was paid on March 31, 2002 and, accordingly, no interest was recognized on the note.

On February 27, 2002, the Company signed a $40,000 convertible note payable to McKinley Enterprises, Inc. Profit Sharing Plan. The note is due February 27, 2003, accrues interest at 8% per annum and in convertible after 90 days to 500,000 shares of common stock. At March 31, 2002, accrued interest amounted to $263.

On February 11, 2002, the Company signed a $50,000 convertible note payable to Phase One LLC. The note was due February 11, 2003, accrued interest at 10% per annum and was convertible to 5,000,000 shares of common stock. On February 27, 2002, the note was converted to common stock and, accordingly, no interest was recognized on the note.

On January 25, 2002, the Company signed a $30,000 convertible note payable to Phase One LLC. The note was due January 25, 2003, accrued interest at 10% per annum and was convertible to 3,000,000 shares of common stock. On February 27, 2002, the note was converted to common stock and, accordingly, no interest was recognized on the note.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities

On March 5, 2002, the Company issued 1,600,000 shares of common stock that had been registered on form S-8 with 1,000,000 shares going to the Company's former president for services rendered valued at $22,000 or $.02 per share, and with 500,000 shares going to an attorney for services rendered valued at $10,000 or $.02 per share. The shares were issued in a private transaction that did not involve any public solicitation or sales and without registration in reliance on the exemption provided by 4(2) of the Securities Act. No public solicitations were made by the Company and no commissions were paid on any of the securities sales.

In March 2002, the Company granted 10,000 stock options each to two of the Company's directors totaling 20,000 options. The options vested immediately and are exercisable at $.05 per share for two years. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards 123, "Accounting for Stock Based Compensation. No compensation cost has been recognized for the stock options under APB 25 since the market value of the Company's common stock was less than the exercise price of the options on the date of the grant.

In February and March of 2002, the Company repurchased 3,198,736 shares of the Company's issued and outstanding common stock for cash in the amount of $79,500. The Company had offered to repurchase the shares for an amount up to the original sales price because the National Association of Securities Dealers had imposed a special restriction on trading those shares.

On February 27, 2002, the Company issued 11,000,000 shares of restricted common stock to Phase One, LLC for a $30,000 note receivable and to convert a $30,000 note payable and a $50,000 note payable to common stock. Total consideration amounted to $110,000 or $.01 per share. The issuance resulted in a change in control of the Company. The shares were issued in a private transaction that did not involve any public solicitation or sales and without registration in reliance on the exemption provided by 4(2) of the Securities Act. No public solicitations were made by the Company and no commissions were paid on any of the securities sales.

On February 27, 2002, the Company issued 125,000 shares of common stock that had been registered on Form S-8 to Synergistic Connections, Inc. for services rendered valued at $2,500 or $.02 per share. The shares were issued in a private transaction that did not involve any public solicitation or sales and without registration in reliance on the exemption provided by 4(2) of the Securities Act. No public solicitations were made by the Company and no commissions were paid on any of the securities sales.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

Exhibits: None

Subsequent Events

Subsequent to the date of this report, on April 1, 2002, the Company Issued 2,000,000 shares of common stock to Phase One, LLC for cash in the amount of $20,000. The shares were issued in a private transaction that did not involve any public solicitation or sales and without registration in reliance on the exemption provided by 4(2) of the Securities Act. No public solicitations were made by the Company and no commissions were paid on any of the securities sales.

Subsequent to the date of this report, on April 3, 2002, the Company signed an agreement and plan of reorganization with Phase One, LLC and American Hospital Resources, Inc. ("AHR"). The Company will issue 3,196,873 shares of its common stock for all 1,500 shares of AHR common stock. The agreement is subject to several terms and conditions including the Company changing its name to American Hospital Resources, Inc. and authorizing 10,000,000 shares of preferred stock. Final consummation of the agreement is not guaranteed. In connection with the agreement, the Company and AHR entered into a three-year consulting agreement with Corporate Dynamics, Inc. The Company will pay $5,000 per month for consulting services. In connection with the agreement, the Company and AHR entered into a three-year finder agreement with Corporate Dynamics, Inc. The Company will pay 5% of the first $3,000,000, 4% of the next $3,000,000, and 2% of any additional funding provided through Corporate Dynamics, Inc.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW HORIZON EDUCATION, INC.

Date: May 14, 2002 By: /s/ Christopher Wheeler

Christopher Wheeler

President and Treasurer