Form 10QSB
period 2002-06-30
AMERICAN HOSPITAL RESOURCES INC
filed 2002-08-14
CIK 1127005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June  30,  2002

     [   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition  period  from     to

                           Commission File No. 0-32195
                        AMERICAN HOSPITAL RESOURCES, INC.
        (Exact name of small business issuer as specified in its charter)

                    UTAH                                   87-0319410
    (State  or  other  jurisdiction  of      (IRS  Employer Identification  No.)
    incorporation  or  organization)

                               1912 WEST BAY CREST
                               SANTA ANA, CA 92704
                    (Address of principal executive offices)
                                  714-444-0223
                           (Issuer's telephone number)

                           NEW HORIZON EDUCATION, INC.
                  2250 W. CENTER STREET, SPRINGVILLE, UT 84663
                            (Former name and address)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 19,830,000 shares of common stock, no par value.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                          NEW HORIZON EDUCATION, INC.

                                      INDEX

                                                                           Page
PART I..  Financial Information

          Item I.  Unaudited Condensed Consolidated Financial Statements      3

          Unaudited Condensed Consolidated Balance Sheets - June 30,
          2002 and December 31, 2001                                          4

          Unaudited Condensed Consolidated Statements of Operations for
          the Three and Six Months Ended June 30, 2002 and 2001, and for
          the period from the re-entering of development stage on January
          1, 1998 through June 30, 2002                                       5

          Unaudited Condensed Consolidated Statements of Comprehensive
          Income (Loss), for the Three and Six Months ended June 30, 2002 and 2001 and from the re-entering of development stage on
          January 1, 1998 through June 30, 2002                               6

          Unaudited Condensed Consolidated Statements of Cash Flows for
          the Six Months Ended June 30, 2002 and 2001, and for the period from the re-entering of development stage on January 1, 1998
          through June 30, 2002                                             7-8

          Notes to Unaudited Condensed Consolidated Financial Statements   9-19

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                     20

PART II.  Other Information

          Item 2.  Changes in Securities                                     22

          Item 6.  Exhibits and Reports on Form 8-K                          23

          Signatures                                                         13

(Inapplicable  items  have  been  omitted)

PART  I.

FINANCIAL  INFORMATION

Item  1.  Unaudited  Condensed  Consolidated  Financial  Statements

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


                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)
                          [A Development Stage Company]

                    UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                         June 30,        December 31,
                                                           2002              2001
                                                     ----------------  ----------------
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . . . . . .  $         30,896   $          80
  Accounts receivable . . . . . . . . . . . . . . .            40,400               -
  Related party receivable. . . . . . . . . . . . .            66,000               -
                                                     ----------------  ----------------
    Total Current Assets. . . . . . . . . . . . . .           137,296              80

PROPERTY AND EQUIPMENT, net . . . . . . . . . . . .             1,763               -

GOODWILL. . . . . . . . . . . . . . . . . . . . . .            60,321               -
                                                     ----------------  ----------------
                                                     $        199,380   $          80
                                                     ===============  =================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . . . . . . .  $         22,015   $      11,086
  Accrued expenses. . . . . . . . . . . . . . . . .            75,893             948
  Related party payable . . . . . . . . . . . . . .               766          22,500
  Notes payable . . . . . . . . . . . . . . . . . .                 -          20,000
                                                     ----------------  ----------------
      Total Current Liabilities . . . . . . . . . .            98,674          54,534
                                                     ----------------  ----------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value, 10,000,000 shares
    authorized, no shares issued and outstanding. .                 -               -
  Common stock, no par value, 100,000,000 shares
    authorized, 19,830,000 and 3,656,863 shares
    issued and outstanding, respectively. . . . . .         7,468,522       7,284,483
  Contributed capital . . . . . . . . . . . . . . .            53,519          53,519
  Retained (deficit). . . . . . . . . . . . . . . .        (7,054,134)     (7,054,134)
  (Deficit) accumulated during development stage. .          (367,201)       (338,322)
                                                     ----------------  ----------------
    Total Stockholders' Equity (Deficit). . . . . .           100,706         (54,454)
                                                     ----------------  ----------------
                                                     $        199,380   $          80
                                                     ===============  =================

Note: The Balance Sheet of December 31, 2001 was taken from the audited financial statements at that date and condensed.

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)
                          [A Development Stage Company]



                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 Cumulative  from
                                                                                 the  Re-entering  of
                                 For  the  Three            For  the  Six        Development  Stage
                                  Months  Ended             Months  Ended        on  January  1,
                                    June  30,                June  30,           1998  through
                           ------------------------  --------------------------   June  30,
                              2002         2001         2002          2001          2002
                           -----------  -----------  ----------  --------------  ------------

REVENUE . . . . . . . . .  $   58,100   $        -   $   58,100   $          -   $  58,100
                           -----------  -----------  ----------  --------------  ------------
EXPENSES:
  General and
    administrative. . . .      60,449        9,102       85,857         26,921     285,790
                           -----------  -----------  ----------  --------------  ------------
    Total Expenses. . . .      60,449        9,102       85,857         26,921     285,790
                           -----------  -----------  ----------  --------------  ------------

LOSS BEFORE OTHER
  (EXPENSES). . . . . . .      (2,349)      (9,102)     (27,757)       (26,921)   (227,690)
                           -----------  -----------  ----------  --------------  ---------------

OTHER (EXPENSES):
  Loss on sale of
    securities available
    for sale. . . . . . .           -            -            -              -    (137,441)
  Interest expense. . . .        (526)           -       (1,122)             -      (2,070)
                           -----------  -----------  ----------  --------------  ------------
    Total Other Expenses.        (526)           -       (1,122)             -    (139,511)
                           -----------  -----------  ----------  --------------  ------------
LOSS BEFORE INCOME
  TAXES . . . . . . . . .      (2,875)      (9,102)     (28,879)       (26,921)   (367,201)

CURRENT TAX EXPENSE . . .           -            -            -              -           -

DEFERRED TAX
  EXPENSE . . . . . . . .           -            -            -              -           -
                           -----------  -----------  ----------  --------------  ------------
NET (LOSS). . . . . . . .  $   (2,875)  $   (9,102)  $  (28,879)  $    (26,921)  $(367,201)
                           ============  ===========  ===========  ===========  =============

LOSS PER COMMON
  SHARE . . . . . . . . .  $     (.00)  $     (.00)  $     (.00)  $       (.01)  $    (.13)
                           ============  ===========  ===========  ===========  =============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                           AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                                (Formerly New Horizon Education, Inc.)
                                   [A Development Stage Company]

                         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

                                 COMPREHENSIVE INCOME (LOSS)


                                                                                   Cumulative  from
                                                                                   the  Re-entering  of
                                 For  the  Three            For  the  Six          Development  Stage
                                  Months  Ended             Months  Ended          on  January  1,
                                    June  30,                June  30,             1998  through
                             ------------------------  --------------------------   June  30,
                              2002         2001         2002          2001          2002
                             -----------  -----------  ----------  --------------  ------------

NET INCOME (LOSS) . . . . .  $   (2,875)  $   (9,102)  $   (28,879)  $    (26,921)  $  (367,201)

OTHER COMPREHENSIVE
  INCOME:

  Unrealized holding (loss)
    arising during period .           -            -             -              -    (1,387,441)

  Plus: reclassification
    adjustment for losses
    included in net income.           -            -             -              -       137,441
                             ------------  -----------  ----------  --------------  ------------
COMPREHENSIVE
  INCOME (LOSS) . . . . . .  $   (2,875)  $   (9,102)  $   (28,879)  $    (26,921)  $(1,617,201)
                           ==============  ===========  ===========  ============  =============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                       AMERICAN  HOSPITAL  RESOURCES,  INC.  AND  SUBSIDIARY
                              (Formerly New Horizon Education, Inc.)
                                   [A Development Stage Company]

                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Cumulative  from
                                                                                        the  Re-entering  of
                                                                For  the  Six           Development  Stage
                                                                Months  Ended           on  January  1,
                                                                   June  30,            1998  through
                                                          ----------------------------     June  30,
                                                             2002           2001             2002
                                                          -----------  ---------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . .  $  (28,879)  $      (26,921)  $(367,201)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation . . . . . . . . . . . . . . . . . . . .          13                -          13
    Loss on sale of marketable securities. . . . . . . .           -                -     137,441
    Non-cash services for stock. . . . . . . . . . . . .       1,603                -       3,103
    Changes in assets and liabilities:
      Decrease in accounts receivable. . . . . . . . . .      24,340                -      24,340
      (Increase) in related party receivable . . . . . .     (13,500)               -     (13,500)
      Increase in accounts payable . . . . . . . . . . .      15,542            4,197      26,628
      Increase in accrued expenses . . . . . . . . . . .      20,499                -      21,447
      Increase (decrease) in related party payable . . .      (6,399)               -      16,101
                                                          -----------  ---------------  ----------
        Net Cash Provided (Used) by Operating Activities      13,219          (22,724)   (151,628)
                                                          -----------  ---------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property and equipment. . . . . . . . . .        (600)               -        (600)
  Proceeds from sale of marketable securities. . . . . .           -                -      58,314
  Payments received on note receivable . . . . . . . . .      30,000                -      30,000
  Payments for goodwill. . . . . . . . . . . . . . . . .     (55,020)               -     (55,020)
  Cash (used) by acquisition . . . . . . . . . . . . . .     (17,283)               -     (17,283)
                                                          -----------  ---------------  ----------
    Net Cash Provided (Used) by Investing Activities . .     (42,903)               -      15,411
                                                          -----------  ---------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable. . . . . . . . . . . . . .     120,000                -     140,000
  Proceeds from sale of common stock . . . . . . . . . .      20,000           15,000     105,437
  Payments to repurchase common stock. . . . . . . . . .     (79,500)               -     (79,500)
                                                          -----------  ---------------  ----------
        Net Cash Provided by Financing Activities. . . .      60,500           15,000     165,937
                                                          -----------  ---------------  ----------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . .      30,816           (7,724)     29,720

CASH AT BEGINNING OF THE PERIOD. . . . . . . . . . . . .          80            7,909       1,176
                                                          -----------  ---------------  ----------
CASH AT END OF THE PERIOD. . . . . . . . . . . . . . . .  $   30,896   $          185   $  30,896
                                                          ===========  ===============  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . .  $        -   $            -   $       -
    Income taxes . . . . . . . . . . . . . . . . . . . .  $        -   $            -   $       -

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)
                          [A Development Stage Company]

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  [CONTINUED]


SUPPLEMENTAL  SCHEDULE  OF  NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:

For the period from the re-entering of development stage on January 1, 1998 through June 30, 2002:

     In May 2002, the Company issued 500,000 shares of common stock to convert $40,000 in notes payable and related accrued interest of $789.

     In June 2002, the Company issued 3,196,873 shares of common stock to acquire American Hospital Resources, Inc.

     In March 2002, the Company issued 1,600,000 shares of common stock as payment of $30,397 in liabilities and $1,603 in services rendered.

     In February 2002, the Company issued 675,000 shares of common stock for $7,500 in services rendered related to the acquisition of Subsidiary.

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


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION - American Hospital Resources, Inc. ("Parent") was organized under the laws of the state of Utah on May 9, 1972 as High-Line Investment &
Development Company. On May 18, 1977, Parent changed its name to Gayle Industries, Inc. On January 11, 1978, Parent merged into Swing Bike. On December 19, 1979, Parent changed its name to Horizon Energy Corporation. On December 10, 1992, Parent changed its name to Millennium Entertainment Corp. In 1993, Parent changed its name to New Horizon Education, Inc. Also during 1993, Parent organized a wholly owned subsidiary with the sole purpose of merging with Ruff Network Marketing, Inc. On December 31, 1997, Parent sold its wholly owned subsidiary to Phoenix Ink, LLC, a company controlled by Howard J. Ruff. Parent is considered to have re-entered the development stage as of January 1, 1998. On June 17, 2002, Parent changed its name to American Hospital Resources, Inc.

American Hospital Resources, Inc. ("Subsidiary") was organized under the laws of the State of Delaware on August 27, 1999 as Frozen Enterprises, Inc. On February 16, 2002, Subsidiary changed its name to American Hospital Resources, Inc.

American Hospital Resources, Inc. and Subsidiary ("the Company") provides hospital consulting and management. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

CONDENSED FINANCIAL STATEMENTS - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

CONSOLIDATION - The consolidated financial statements include the accounts of Parent and its wholly-owned Subsidiary. All significant intercompany transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  [CONTINUED]

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to operating expense as incurred.
Expenditures for additions and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of five years [See Note 3].

WEBSITE COSTS - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be two years. As of June 30, 2002 the Company has capitalized a total of $1,200 of website costs which are included in property and equipment. The Company did not incur any planning costs and did not record any research and development costs for the six months ended June 30, 2002 and 2001.

INTANGIBLE ASSETS - The Company accounts for its intangible assets in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". [See Note 5]

REVENUE RECOGNITION - The Company's revenue comes from the management of hospitals. Revenue is recognized over the term of the managing agreement. A portion of the managing services is subcontracted out by the Company to third party vendors. These direct costs are recorded by the Company as general and administrative expenses.

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

COMPREHENSIVE INCOME - The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income."

LOSS PER SHARE - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 12].

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  [CONTINUED]

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

RECENTLY ENACTED ACCOUNTING STANDARDS - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 142, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.

RESTATEMENT - In July 2000, the Company effected a 1 for 50 reverse stock split. The financial statements have been restated, for all periods presented, to reflect this stock split [See Note 8].

NOTE  2  -  ACQUISITION

On April 3, 2002, Parent signed an agreement and plan of reorganization with Phase One, LLC and Subsidiary. The agreement provided for Parent to issue 3,196,873 shares of its common stock for all 1,500 shares of Subsidiary's common stock. In connection with the proposed reorganization, Parent previously issued a total of 13,000,000 shares of its common stock to Phase One, LLC for $130,000 in financing. The agreement calls for shareholders of Subsidiary to receive up to 12,870,000 shares of the common stock issued to Phase One, LLC based on the performance of the Company. In connection with the agreement, Parent amended its articles of incorporation to authorize 10,000,000 shares of preferred stock and to change its name to American Hospital Resources, Inc. Also in connection with the agreement, Parent and Subsidiary entered into a three-year consulting agreement with Corporate Dynamics, Inc. The Company will pay $5,000 per month for consulting services. Also in connection with the agreement, Parent and Subsidiary entered into a three-year finder agreement with Corporate Dynamics, Inc. The Company will pay 5% of the first $3,000,000, 4% of the next $3,000,000, 3% of the next $3,000,000, and 2% of any additional funding provided through the efforts of Corporate Dynamics, Inc. As a result of the agreement, the former officers of the Company resigned and new officers were appointed. The acquisition closed June 17, 2002 and has been accounted for as a purchase of Subsidiary. The Company recorded goodwill of $60,321 as a result of the acquisition.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2  -  ACQUISITION  [CONTINUED]

The following is the unaudited condensed balance sheet of Subsidiary at June 17, 2002, the date the acquisition closed.


                                                     June 17,
                                                       2002
                                                     ----------
ASSETS:
  Accounts receivable . . . . . . . . . . . . . . .  $  64,740
  Related party receivable. . . . . . . . . . . . .     52,500
  Property and equipment, net . . . . . . . . . . .      1,176
                                                     ----------
                                                     $ 118,416
                                                     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
  Bank overdraft. . . . . . . . . . . . . . . . . .  $  17,283
  Accounts payable. . . . . . . . . . . . . . . . .      3,784
  Accrued expenses. . . . . . . . . . . . . . . . .     56,516
  Related party payable . . . . . . . . . . . . . .      6,666
  Common stock. . . . . . . . . . . . . . . . . . .      1,500
  Earnings accumulated during the development stage     32,667
                                                     ----------
                                                     $ 118,416
                                                     ----------

The following is an unaudited proforma condensed consolidated income statement as if the acquisition had occurred on December 31, 2001:


                                                                        Cumulative  from
                                                                        the  Re-entering  of
                                                                        Development  Stage
                                   For  the  Three   For  the  Six      on  January  1,
                                   Months  Ended     Months  Ended      1998  through
                                    June  30,         June  30,           June  30,
                                        2002               2002            2002
                                  -----------------  -----------------  ------------
  Revenue. . . . . . . . . . . .  $        295,020   $        295,020   $ 295,020
  Expenses . . . . . . . . . . .          (262,807)          (288,400)   (488,333)
  Other expenses . . . . . . . .              (526)            (1,122)   (139,511)
  Income (loss) from operations.            31,687              5,498    (332,824)
  Tax expense. . . . . . . . . .                 -                  -           -
                                  -----------------  -----------------  ------------
  Net Income (loss). . . . . . .  $         31,687   $          5,498   $(332,824)
                                  ================   ================  =============
  Earnings (loss) per share. . .  $            .00   $            .00   $    (.10)
                                  ================   ================  =============

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3  -  PROPERTY  AND  EQUIPMENT

Property  and  equipment  consisted  of  the  following  at:


                                 June  30,     December  31,
                                   2002          2001
                                -------------  ------------

Office equipment . . . . . . .  $        600   $          -
Website. . . . . . . . . . . .         1,200              -
                                -------------  ------------
                                       1,800              -

Less: Accumulated depreciation           (37)             -
                                -------------  ------------
Net Property and Equipment . .  $      1,763   $          -
                                -------------  ------------

Depreciation expense for the six months ended June 30, 2002 and 2001 was $13 and $0, respectively.

NOTE  4  -  NOTE  RECEIVABLE

On February 27, 2002, the Company received a $30,000 note receivable from Phase One, LLC for the issuance of common stock [See Note 8]. The note was due May 28, 2002 and accrued interest at 10% per annum. The note was paid on March 31, 2002 with no interest being recognized on the note.

NOTE  5  -  GOODWILL

The Company has no indefinite-life or definite-life intangible assets. The following is a summary of the Company's goodwill.

     Goodwill  at  December  31,  2001                             $       -
     Goodwill  from  acquisition  of  Subsidiary                      60,321
                                                                   ---------
     Goodwill  at  June  30,  2002                                 $  60,321
                                                                   ---------
NOTE  6  -  ACCRUED  EXPENSES

     Accrued  expenses  consist  of  the  following  at:


                                         June 30,      December 31,
                                           2002            2001
                                     ----------------  --------------
  Interest payable. . . . . . . . .  $              -  $         948
  Accrued payroll and payroll taxes            75,893              -
                                     ----------------  --------------
  Total accrued expenses. . . . . .  $         75,893  $         948
                                     ----------------  --------------

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  7  -  NOTES  PAYABLE

On February 27, 2002, the Company signed a $40,000 convertible note payable to McKinley Enterprises, Inc. Profit Sharing Plan. The note was due February 27, 2003, accrued interest at 8% per annum and was convertible after 90 days to 500,000 shares of common stock. On May 30, 2002, the note and the related accrued interest of $789 were converted to common stock [See Note 8].

On January 25, 2002 the Company signed a $30,000 convertible note payable to Phase One, LLC. The note was due January 25, 2003, accrued interest at 10% per annum and was convertible to 3,000,000 shares of common stock. On February 27, 2002, the note was converted to common stock and, accordingly, no interest was recognized on the note [See Note 8].

On February 11, 2002, the Company signed a $50,000 convertible note payable to Phase One, LLC. The note was due February 11, 2003, accrued interest at 10% per annum and was convertible to 5,000,000 shares of common stock. On February 27, 2002, the note was converted to common stock and, accordingly, no interest was recognized on the note [See Note 8].

On July 11, 2001, the Company signed a $20,000 note payable to Growth Ventures Inc., Pension Plan and Trust. The note was due October 9, 2001 but was extended through February 11, 2002. The note accrued interest at 10% per annum. On February 27, 2002, the Company issued 500,000 shares of common stock as full payment of the $20,000 note payable and its accrued interest of $1,281 [See Note 8].

NOTE  8  -  CAPITAL  STOCK

PREFERRED STOCK - The Company has authorized 10,000,000 shares of preferred stock, no par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at June 30, 2002 and December 31, 2001.

COMMON STOCK - The Company has authorized 100,000,000 shares of common stock with no par value. In June 2002, in connection with a plan of reorganization, the Company issued 3,196,873 shares of its previously authorized but unissued common stock [See Note 2].

On May 30, 2002, the Company issued 500,000 shares of restricted common stock to convert a $40,000 note payable and the related accrued interest of $789, or $.081578 per share.

On April 10, 2002, the Company issued an additional 2,000,000 shares of restricted common stock to Phase One, LLC for cash of $20,000 or $.01 per share.

On March 5, 2002, the Company issued 1,600,000 shares of common stock that had been registered on Form S-8 with 1,100,000 shares going to the Company's former president for services rendered valued at $22,000, or $.02 per share, and with 500,000 shares going to an attorney for services rendered valued at $10,000, or $.02 per share.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  8  -  CAPITAL  STOCK  [CONTINUED]

In February and March 2002, the Company repurchased and cancelled 3,198,736 shares of the Company's issued and outstanding common stock for cash in the amount of $79,500. The Company had offered to repurchase the shares for an amount up to the original sales price because the National Association of Securities Dealers had imposed a special restriction on the trading of these shares.

On February 27, 2002, the Company issued 11,000,000 shares of restricted common stock to Phase One, LLC for a $30,000 note receivable and to convert a $30,000 note payable and a $50,000 note payable to common stock. Total consideration amounted to $110,000, or $.01 per share. This issuance resulted in a change in control of the Company.

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

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  8  -  CAPITAL  STOCK  [CONTINUED]

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


                                                                                        Cumulative  from
                                                                                        the  Re-entering  of
                                     For  the  Three               For  the  Six        Development  Stage
                                      Months  Ended                Months  Ended        on  January  1,
                                        June  30,                    June  30,          1998  through
                                 --------------------------  -------------------------    June  30,
                                     2002          2001           2002          2001        2002
                                 ------------  ------------  --------------  ----------  -----------
  Net Loss . . .  As reported    $    (2,875)  $    (9,102)  $     (28,879)  $ (26,921)  $(367,201)
    Pro forma. .  $     (2,875)  $    (9,102)  $   (28,916)  $     (26,921)  $(367,238)

  Loss per
    common share  As reported    $      (.00)  $      (.00)  $        (.00)  $    (.01)  $    (.13)
    Pro forma. .  $       (.00)  $      (.00)  $      (.00)  $        (.01)  $    (.13)

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions used for the grants during March 2002: risk-free interest rate of 3.58%, expected dividend yield of zero, expected lives of 2 years and expected volatility of 100%.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9  -  INCOME  TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available at June 30, 2002 and December 31, 2001 unused operating loss carryforwards of approximately $145,000 and $92,200, respectively, which may be applied against future taxable income and which expire in various years through 2022. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to the tax effect of the deferred tax assets and, therefore, no deferred tax assets have been recognized. The net deferred tax assets, which consist of accrued compensation and net operating loss carryovers, are approximately $57,000 and $31,000 as of June 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $26,000 during the six months ended June 30, 2002.

NOTE  10  -  GOING  CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses since their inception, has not yet been successful in establishing profitable operations and all of their recent revenues have been from one customer. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of their common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE  11  -  RELATED  PARTY  TRANSACTIONS

RECEIVABLE - The Company has advanced $66,000 to an officer/shareholder of the Company on a non-interest-bearing basis.

PAYABLE - An officer/shareholder of the Company has paid expenses on behalf of the Company. At June 30, 2002, the Company owes $766 to the officer/shareholder for non-reimbursed expenses.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  11  -  RELATED  PARTY  TRANSACTIONS  [CONTINUED]

     MANAGEMENT COMPENSATION - Management compensation for the six months ended June 30, 2002 and 2001 totaled $18,000 and $17,500, respectively.

     In February 2002, the Company paid $500 to each of its three former directors, totaling $1,500.

     In March 2002, the Company granted 10,000 options to each of two of the Company's directors [See Note 8].

     OFFICE SPACE - The Company pays $100 per month (on an as-needed, month-to-month basis) for office space. Total rents paid amounted to $300 and $400 for the six months ended June 30, 2002 and 2001, respectively.

NOTE  12  -  EARNINGS  (LOSS)  PER  SHARE

The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods:


                                                                                       Cumulative  from
                                                                                       the  Re-entering  of
                                    For  the  Three              For  the  Six         Development  Stage
                                     Months  Ended               Months  Ended         on  January  1,
                                       June  30,                   June  30,           1998  through
                              --------------------------  ---------------------------    June  30,
                                  2002          2001          2002           2001          2002
                              ------------  ------------  ------------  --------------  -----------
  Loss from continuing
    operations available to
    common stockholders
    (numerator). . . . . . .  $    (2,875)  $    (9,102)  $   (28,879)  $     (26,921)  $ (367,201)
                              ------------  ------------  ------------  --------------  -----------
  Weighted average number
    of common shares
    outstanding used in
    earnings (loss) per
    common share during the
    period (denominator) . .   16,540,373     3,656,863    12,074,417       3,412,388    2,866,153
                              ------------  ------------  ------------  --------------  -----------

At June 30, 2002, the Company had 20,000 outstanding options which were not used in the computation of earnings (loss) per share because their effect would be anti-dilutive. Dilutive earnings per (loss) share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)
                          [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  13  -  COMMITMENTS  AND  AGREEMENTS

CONSULTING AGREEMENT - On January 15, 2002, the Company entered into a six-month consulting agreement with Synergistic Connections, Inc. to assist the Company in selecting and negotiating the acquisition of potential merger candidates. The Company has paid $55,000 and issued stock valued at $7,500 to Synergistic
Connections,  Inc.  as  part  of  this  agreement.

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

NOTE  14  -  CONCENTRATIONS  OF  CREDIT  RISK

ACCOUNTS RECEIVABLE - At June 30, 2002, the Company had accounts receivable of $40,400 which was owed by only one customer.

SIGNIFICANT CUSTOMER - During the six months ended June 30, 2002, the Company had one customer that accounted for all of the Company's revenues. The loss of this significant customer could adversely affect the Company's business and financial position.

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

DESCRIPTION  OF  BUSINESS

GENERAL

American Hospital Resources, Inc. ("Parent") originally incorporated in the State of Utah on May 9, 1972, under the name High-Line Investment & Development Company. On May 18, 1977, Parent changed its name to Gayle Industries, Inc. On January 11, 1978 Parent merged into its subsidiary Swing Bike and kept the Swing Bike name. On December 19, 1979 Parent changed its name to Horizon Energy Corp. On December 10, 1992 Parent changed its name to Millennium Entertainment Corp. In 1993 Parent changed its name to New Horizon Education, Inc. Later that year, Parent formed a wholly owned subsidiary, Sunset Horizon, Inc. for the purpose of merging with Ruff Network Marketing, Inc., and began marketing computer education programs. The Parent was not successful in its marketing operations and in 1995 sold its assets and ceased operations leaving both Parent and its subsidiary with no operations. On December 31, 1997, Parent sold its subsidiary to Phoenix Ink, LLC. Parent is considered to have re-entered the development stage as of January 1, 1998.

In June of 2002, Parent finalized an Agreement and Plan of Reorganization with American Hospital Resources, Inc. Under the Agreement, American Hospital Resources Inc. became a wholly owned subsidiary of Parent and Parent changed its name to American Hospital Resources, Inc.

NATURE  OF  BUSINESS

American Hospital Resources, Inc. and Subsidiary (the "Company") provide hospital and acute care consulting and management services. These services include crisis management and financial re-structuring. The Company also acquires and operates pharmacy outsourcing and materials management service companies. The Company is currently focused on a high-growth strategy based on the continuous leveraged acquisition of profitable pharmacy outsourcing and materials management companies.

These pharmacy outsourcing and materials management companies can provide pharmacy management services and pharmaceutical supplies to acute care hospitals and long-term care facilities such as nursing homes and hospices. The pharmacy management services and pharmaceutical supplies as well as the materials management services and supplies provided by these companies to client hospital and long-term care facilities are done so pursuant to the terms of "pass-through" and "cost plus" contracts.

THREE  MONTH  AND  SIX  MONTH  PERIODS  ENDED  JUNE  30,  2002  AND  2001

During the three months and six months ended June 30, 2002, the Company generated revenue of $58,100. The Company generated no revenue during the three and six month periods ended June 30, 2001. Increased revenue in 2002 is due to the Company acquiring a subsidiary and changing its business strategy

General and administrative expenses for the three month periods ended June 30, 2002 and 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $60,449 and $9,102 for the three month periods ended June 30, 2002 and 2001 respectively. For the six month periods ended June 30, 2002 and 2001, these expenses were $85,857 and $26,921, respectively. Higher expenses in 2002 were attributable to professional costs associated with entering into a reorganization agreement and acquiring a subsidiary.

As a result of the foregoing factors, the Company realized a net loss of $2,875 for the three months ended June 30, 2002 as compared to a net loss of $9,102 for the same period in 2001. For the six months ended June 30, 2002, the Company realized a net loss of $28,879 compared to a net loss of $26,921 for the same period in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

For the period ended June 30, 2002, current assets, fixed assets and goodwill totaled $199,380. At June 30, 2002 the Company had total current assets of $137,296 consisting of $30,896 in cash, $40,400 in accounts receivable and $66,000 receivable from a related party. The Company also had fixed assets of $1,763 in property and equipment and goodwill assets valued at $60,321. At December 31, 2001 the Company's assets consisted of $80 in cash.

Liabilities for the period ended June 30, 2002 totaled $98,674. Liabilities consisted of $22,015 in accounts payable, $75,893 in accrued expenses and $766 payable to a related party. Liabilities at December 31, 2001 totaled $54,534 consisting of $11,086 in accounts payable, $948 in accrued expenses, $22,500 payable to a related party and $20,000 in notes payable.

On February 27, 2002, the Company received a $30,000 note receivable from Phase One LLC for the issuance of common stock. The note was due May 28, 2002 and accrued interest at 10% per annum. The note was paid on March 31, 2002 and, accordingly, no interest was recognized on the note.

On February 27, 2002, the Company signed a $40,000 convertible note payable to McKinley Enterprises, Inc. Profit Sharing Plan. The note was due February 27, 2003, accruing interest at 8% per annum and was convertible after 90 days to 500,000 shares of common stock. On May 30, 2002, the note and accrued interest of $789 were converted to common stock.

On February 11, 2002, the Company signed a $50,000 convertible note payable to Phase One LLC. The note was due February 11, 2003, accrued interest at 10% per annum and was convertible to 5,000,000 shares of common stock. On February 27, 2002, the note was converted to common stock with no interest being recognized on the note.

On January 25, 2002, the Company signed a $30,000 convertible note payable to Phase One LLC. The note was due January 25, 2003, accrued interest at 10% per annum and was convertible to 3,000,000 shares of common stock. On February 27, 2002, the note was converted to common stock and, accordingly, no interest was recognized on the note.

On July 11, 2001, the Company signed a note payable to Growth Ventures, Inc., Pension Plan and Trust for $20,000. The note was due October 9, 2001 but was extended for an additional year, accruing interest at 10% per annum. On
February 27, 2002, the Company issued 500,000 shares of common stock as full payment of the $20,000 note and its accrued interest of $1,281.

The Company believes that its cash needs can be met for the next twelve months with cash on hand and continuing operations. Should it become necessary to raise additional capital, the Company may consider securing loans from officers and directors, selling common stock of the Company or entering into debt financing.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

REPORTS  ON  FORM  8-K:

On March 8, 2002 the Company filed a report on Form 8-K with the Securities and Exchange Commission reporting a change in control of the Company pursuant to the anticipated Agreement and Plan of Reorganization.

Subsequent to the date of this report, on July 8, 2002, the Company filed a report on Form 8-K with the Securities and Exchange Commission finalizing the June 17, 2002 Agreement and Plan of Reorganization with Subsidiary and changing the Company's name to American Hospital Resources, Inc.


EXHIBITS:

EXHIBIT NUMBER  TITLE                                       LOCATION


          99.1    Certification of Chief Executive Officer  Attached

          99.2    Certification of Chief Financial Officer  Attached

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AMERICAN  HOSPITAL  RESOURCES,  INC.


Date:  August  14,  2002          By: /s/ Antione  Gedeon
                                  -----------------------
                                  Chief  Financial  Officer



Date:  August  14,  2002          By: /s/ Christopher  Wheeler
                                  ----------------------------
                                 President