Form 10QSB
period 2002-09-30
AMERICAN HOSPITAL RESOURCES INC
filed 2002-11-25
CIK 1127005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  September  30,  2002

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

                                 NOT APPLICABLE
                            (Former name and address)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 20,414,000 shares of common stock, no par value.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                   FORM 10-QSB
                        AMERICAN HOSPITAL RESOURCES, INC.

                                      INDEX

                                                                          Page
PART I.    Financial Information

          Item 1.  Unaudited Condensed Consolidated Financial Statements     3

          Unaudited Condensed Consolidated Balance Sheets - September
          30, 2002 and December 31, 2001                                     4

          Unaudited Condensed Consolidated Statements of Operations for
          the three and nine Months ended September 30, 2002 and 2001        6

          Unaudited Condensed Consolidated Statements of Cash Flows for
          the nine months Ended September 30, 2002 and 2001                  7

          Notes to Unaudited Condensed Consolidated Financial Statements     9

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                    21

          Item 3.    Controls and Procedures                                23

PART II.  Other Information

          Item 2.  Changes in Securities                                    23

          Item 5.  Other Information:                                       24

          Offer to Purchase                                                 24

          Related Party Transactions                                        24

          Subsequent Events                                                 24

          Item 6.  Exhibits and Reports on Form 8-K                         25

          Signatures                                                        25

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


                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                              September 30,    December 31,
                                   2002            2001
                             ----------------  -------------

CURRENT ASSETS:
  Cash. . . . . . . . . . .  $          2,274  $          80
  Accounts receivable . . .           225,900              -
                             ----------------  -------------
    Total Current Assets. .           228,174             80
                             ----------------  -------------

PROPERTY AND EQUIPMENT, net             1,997              -
                             ----------------  -------------

OTHER ASSETS:
  Prepaid expenses. . . . .            65,554              -
  Goodwill. . . . . . . . .            60,321              -
                             ----------------  -------------

    Total Other Assets. . .           125,875              -
                             ----------------  -------------

                             $        356,046  $          80
                             ================  =============


                                   [Continued]

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                   [CONTINUED]


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                             September 30,     December 31,
                                                 2002              2001
                                           -----------------  --------------

CURRENT LIABILITIES:
  Accounts payable. . . . . . . . . . . .  $          8,288   $      11,086
  Accrued expenses. . . . . . . . . . . .            90,000             948
  Related party payable . . . . . . . . .             3,566          22,500
  Notes payable . . . . . . . . . . . . .                 -          20,000
  Income taxes payable. . . . . . . . . .             3,659               -
                                           -----------------  --------------
      Total Current Liabilities . . . . .           105,513          54,534
                                           -----------------  --------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value,
    10,000,000 shares authorized,
    no shares issued and outstanding. . .                 -               -
  Common stock, no par value,
    100,000,000 shares authorized,
    20,414,000 and 3,656,863 shares
    issued and outstanding, respectively.         7,614,522       7,284,483
  Contributed capital . . . . . . . . . .            53,519          53,519
  Retained earnings (deficit) . . . . . .        (7,417,508)     (7,392,456)
                                           -----------------  --------------
    Total Stockholders' Equity (Deficit).           250,533         (54,454)
                                           -----------------  --------------
                                           $        356,046   $          80
                                           =================  ==============


Note: The Balance Sheet of December 31, 2001 was taken from the audited financial statements at that date and condensed.



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                For  the  Three  Months       For  the  Nine  Months
                                   Ended  September  30,      Ended  September  30,
                               ----------------------------  -----------------------
                                   2002           2001           2002       2001
                               -------------  -------------  ------------  -----------
REVENUES. . . . . . . . . . .  $     118,200   $     -        $176,300      $      -

EXPENSES:
  General and administrative.        110,714      9,118        196,571        36,039
                               -------------  -------------  ------------  -----------

EARNINGS (LOSS) BEFORE
  OTHER (EXPENSES). . . . . .          7,486     (9,118)       (20,271)      (36,039)
                               -------------  -------------  ------------  -----------

OTHER (EXPENSES):
  Interest expense. . . . . .              -       (444)        (1,122)         (444)
                               -------------  -------------  ------------  -----------
    Total Other Expenses. . .              -       (444)        (1,122)         (444)
                               -------------  -------------  ------------  -----------

EARNINGS (LOSS) BEFORE
  INCOME TAXES. . . . . . . .          7,486     (9,562)       (21,393)       (36,483)

CURRENT TAX EXPENSE . . . . .          3,659         -           3,659              -

DEFERRED TAX EXPENSE. . . . .              -         -              -               -
                               -------------  -------------  ------------  -----------

NET INCOME (LOSS) . . . . . .  $       3,827    $(9,562)      $(25,052)      $(36,483)
                               =============  ==============  ===========  ===========

EARNINGS (LOSS) PER
  COMMON SHARE. . . . . . . .  $         .00   $   (.00)      $   (.00)      $   (.01)
                               =============  ==============  ===========  ===========

DILUTED EARNINGS (LOSS)
  PER COMMON SHARE. . . . . .  $         .00  $      N/A      $    N/A       $    N/A
                               =============  ==============  ===========  ===========

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     For  the  Nine  Months
                                                      Ended  September  30,
                                                    -------------------------
                                                        2002           2001
                                                    --------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . .  $     (25,052)  $(36,483)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
    Depreciation . . . . . . . . . . . . . . . . .            120          -
    Non-cash services for stock. . . . . . . . . .         82,049          -
    Changes in assets and liabilities:
      (Increase) in accounts receivable. . . . . .       (108,660)         -
      Increase (decrease) in accounts payable. . .          1,815     (6,244)
      Increase in accrued expenses . . . . . . . .         34,606        444
      Increase in related party payable. . . . . .         (3,599)         -
      Increase in income taxes payable . . . . . .          3,659          -
                                                    --------------  -----------
        Net Cash (Used) by Operating Activities. .        (15,062)   (42,283)
                                                    --------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for property and equipment. . . . . . .           (941)         -
  Payments received on note receivable . . . . . .         30,000          -
  Payments for goodwill. . . . . . . . . . . . . .        (55,020)         -
  Cash (used) by acquisition . . . . . . . . . . .        (17,283)         -
                                                    --------------  -----------
        Net Cash (Used) by Investing Activities. .        (43,244)         -
                                                    --------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable. . . . . . . . . . .        120,000     20,000
  Proceeds from sale of common stock . . . . . . .         20,000     15,000
  Payments to repurchase common stock. . . . . . .        (79,500)         -
                                                    --------------  -----------
        Net Cash Provided by Financing Activities.         60,500     35,000
                                                    --------------  -----------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . .          2,194     (7,283)

CASH AT BEGINNING OF THE PERIOD. . . . . . . . . .             80      7,909
                                                    --------------  -----------
CASH AT END OF THE PERIOD. . . . . . . . . . . . .  $       2,274   $    626
                                                    ==============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . .  $           -   $      -
    Income taxes . . . . . . . . . . . . . . . . .  $           -   $      -

                                   [Continued]

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   [CONTINUED]


SUPPLEMENTAL  SCHEDULE  OF  NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:

     For  the  nine  months  ended  September  30,  2002:

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

          In June 2002, the Company issued 3,196,873 shares of common stock to acquire American Hospital Resources, Inc.

          In August 2002, the Company issued 584,000 shares of common stock for $146,000 in services, including $65,554 which have not yet been rendered.

          For  the  nine  months  ended  September  30,  2001:

None


     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     ORGANIZATION - American Hospital Resources, Inc. ("Parent") was organized under the laws of the state of Utah on May 9, 1972 as High-Line Investment & Development Company. On May 18, 1977, Parent changed its name to Gayle Industries, Inc. On January 11, 1978, Parent merged into Swing Bike. On December 19, 1979, Parent changed its name to Horizon Energy Corporation. On December 10, 1992, Parent changed its name to Millennium Entertainment Corp. In 1993, Parent changed its name to New Horizon Education, Inc. Also during 1993, Parent organized a wholly owned subsidiary with the sole purpose of merging with Ruff Network Marketing, Inc. On December 31, 1997, Parent sold its wholly owned subsidiary to Phoenix Ink, LLC, a company controlled by Howard J. Ruff. On June 17, 2002, Parent changed its name to American Hospital Resources, Inc. Prior to 2002, Parent was considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

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

     CONDENSED FINANCIAL STATEMENTS - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

     CONSOLIDATION - The consolidated financial statements include the accounts of Parent and its wholly-owned Subsidiary. All significant intercompany transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  [CONTINUED]

     ACCOUNTS AND LOANS RECEIVABLE - The Company records accounts and loans receivable at the lower of cost or fair value. The Company determines the lower of cost or fair value of nonmortgage loans on an individual asset basis. The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past-due. The Company recognizes interest income on a loan receivable based on the stated interest rate over the term of the loan. The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable. The Company estimates allowances for doubtful accounts and loan losses based on the aged receivable balance and historical losses. The Company records interest income on delinquent accounts and loans receivable only when payment is received. The Company first applies payments received on delinquent accounts and loans receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts and loans receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts and loans receivable to be past-due or delinquent based on contractual terms.

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

     WEBSITE COSTS - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be two years. As of September 30, 2002 the Company has capitalized a total of $1,541 of website costs which are included in property and equipment. The Company did not incur any planning costs and did not record any research and development costs for the nine months ended September 30, 2002 and 2001.

     INTANGIBLE ASSETS - The Company accounts for its intangible assets in accordance with Statement of Financial Accounting Standards No. 142,
     "Goodwill  and  Other  Intangible  Assets"  [See  Note  5].

     REVENUE RECOGNITION - The Company's revenue comes from the management of hospitals and from the sale of hospital property. Revenue from the management of hospitals is recognized over the term of the managing agreement. A portion of the managing services is subcontracted out by the Company to third party vendors. These direct costs are recorded by the Company as general and administrative expenses. Revenue from the sale of hospital property is recorded when property is sold. The Company has purchased the right to receive a portion of the revenues from a consulting and asset sale agreement. Revenue derived from the purchased contract rights is recorded on a net basis. On a net basis, only the share of revenue belonging to the Company is recorded as revenue.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)

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

     EARNINGS (LOSS) PER SHARE - The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 12].

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

     RECENTLY ENACTED ACCOUNTING STANDARDS - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB
     Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     RESTATEMENT - In July 2000, the Company effected a 1 for 50 reverse stock split. The financial statements have been restated, for all periods presented, to reflect this stock split [See Note 8].

     RECLASSIFICATION - The financial statements for periods prior to September 30, 2002 have been reclassified to conform to the headings and classifications used in the September 30, 2002 financial statements.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2  -  ACQUISITION

     On April 3, 2002, Parent signed an agreement and plan of reorganization with Phase One, LLC and Subsidiary. The agreement provided for Parent to issue 3,196,873 shares of its common stock for all 1,500 shares of Subsidiary's common stock. In connection with the proposed reorganization, Parent previously issued a total of 13,000,000 shares of its common stock to Phase One, LLC for $130,000 in financing. The agreement calls for the former shareholders of Subsidiary to receive up to 12,870,000 shares of the common stock issued to Phase One, LLC based on the performance of the Company. In connection with the agreement, Parent amended its articles of incorporation to authorize 10,000,000 shares of preferred stock and to change its name to American Hospital Resources, Inc. Also in connection with the agreement, Parent and Subsidiary entered into a three-year consulting agreement with Synergistic Connections, Inc. The Company will pay $5,000 per month for consulting services. Also in connection with the agreement, Parent and Subsidiary entered into a three-year finder agreement with Corporate Dynamics, Inc. The Company will pay 5% of the first $3,000,000, 4% of the next $3,000,000, 3% of the next $3,000,000, and 2% of any additional funding provided through the efforts of Corporate Dynamics, Inc. As a result of the agreement, the former officers of the Company resigned and new officers were appointed. The acquisition closed June 17, 2002 and has been accounted for as a purchase of Subsidiary. The Company recorded goodwill of $60,321 as a result of the acquisition.

     The following is the unaudited condensed balance sheet of Subsidiary at June 17, 2002, the date the acquisition closed.


                                                 June 17,
                                                   2002
                                                 ---------
ASSETS:
  Accounts receivable . . . . . . . . . . . . .  $  64,740
  Related party receivable. . . . . . . . . . .     52,500
  Property and equipment, net . . . . . . . . .      1,176
                                                 ---------
                                                 $ 118,416
                                                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
  Bank overdraft. . . . . . . . . . . . . . . .  $  17,283
  Accounts payable. . . . . . . . . . . . . . .      3,784
  Accrued expenses. . . . . . . . . . . . . . .     56,516
  Related party payable . . . . . . . . . . . .      6,666
  Common stock. . . . . . . . . . . . . . . . .      1,500
  Retained earnings . . . . . . . . . . . . . .     32,667
                                                 ---------
                                                 $ 118,416
                                                 =========

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  2  -  ACQUISITION  [CONTINUED]

     The following is an unaudited proforma condensed consolidated income statement as if the acquisition had occurred on December 31, 2001:



                              For the Three     For the Nine
                               Months Ended     Months Ended
                              September 30,     September 30,
                                   2002             2002
                             ----------------  ---------------
  Revenues. . . . . . . . .  $       118,200   $      413,220
  Expenses. . . . . . . . .         (110,714)        (399,114)
  Other expenses. . . . . .                -           (1,122)
                             ----------------  ---------------
  Income from operations. .            7,486           12,984

  Tax expense . . . . . . .           (3,659)         (11,399)
                             ----------------  ---------------
  Net Income. . . . . . . .  $         3,827   $        1,585
                             ================  ===============
  Earnings per common share  $           .00   $          .00
                             ================  ===============


NOTE  3  -  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consisted  of  the  following  at:


                                  September 30,    December 31,
                                      2002             2001
                                -----------------  -------------
Office equipment . . . . . . .  $            600   $           -
Website. . . . . . . . . . . .             1,541               -
                                -----------------  -------------
                                           2,141               -

Less: accumulated depreciation              (144)              -
                                -----------------  -------------
Net property and equipment . .  $          1,997   $           -
                                =================  =============

     Depreciation expense for the nine months ended September 30, 2002 and 2001 was $120 and $0, respectively.

NOTE  4  -  NOTE  RECEIVABLE

     On February 27, 2002, the Company received a $30,000 note receivable from Phase One, LLC for the issuance of common stock [See Note 8]. The note was due May 28, 2002 and accrued interest at 10% per annum. The note was paid on March 31, 2002 with no interest being recognized on the note.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5  -  GOODWILL

     The Company has no indefinite-life or definite-life intangible assets. The following is a summary of the Company's goodwill.




  Goodwill at December 31, 2001            $      -
  Goodwill from acquisition of Subsidiary    60,321
                                           -----------

  Goodwill at September 30, 2002. . . . .  $ 60,321
                                           ===========


NOTE  6  -  ACCRUED  EXPENSES

     Accrued  expenses  consist  of  the  following  at:


                                         September 30,    December 31,
                                              2002            2001
                                        ----------------  -------------
  Interest payable . . . . . . . . . .  $              -  $         948
  Accrued payroll and related expenses            90,000              -
                                        ----------------  -------------
  Total accrued expenses . . . . . . .  $         90,000  $         948
                                        ================  =============

NOTE  7  -  NOTES  PAYABLE

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

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  8  -  CAPITAL  STOCK

     PREFERRED STOCK - The Company has authorized 10,000,000 shares of preferred stock, no par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at September 30, 2002 and December 31, 2001.

     COMMON STOCK - The Company has authorized 100,000,000 shares of common stock with no par value. In August 2002, the Company issued 584,000 shares of common stock that had been registered on Form S-8 with 500,000 shares going to consultants for services valued at $125,000, or $.25 per share, and with 84,000 shares going to an attorney for services valued at $21,000, or $.25 per share. At September 30, 2002, $65,554 of the combined services have not yet been rendered and have been recorded as prepaid expenses.

     In June 2002, in connection with a plan of reorganization, the Company issued 3,196,873 shares of its previously authorized but unissued common stock [See Note 2].

     In May 2002, the Company issued 500,000 shares of restricted common stock to convert a $40,000 note payable and the related accrued interest of $789, or $.081578 per share.

     In April 2002, the Company issued an additional 2,000,000 shares of restricted common stock to Phase One, LLC for cash of $20,000, or $.01 per share.

     In March 2002, the Company issued 1,600,000 shares of common stock that had been registered on Form S-8 with 1,100,000 shares going to the Company's former president for services rendered valued at $22,000, or $.02 per share, and with 500,000 shares going to an attorney for services rendered valued at $10,000, or $.02 per share.

     In February and March 2002, the Company repurchased and cancelled 3,198,736 shares of the Company's issued and outstanding common stock for cash in the amount of $79,500. The Company had offered to repurchase the shares for an amount up to the original sales price because the National Association of Securities Dealers had imposed a special restriction on the trading of these shares.

     In February 2002, the Company issued 11,000,000 shares of restricted common stock to Phase One, LLC for a $30,000 note receivable and to convert a $30,000 note payable and a $50,000 note payable to common stock. Total consideration amounted to $110,000, or $.01 per share. This issuance resulted in a change in control of the Company.

     In February 2002, the Company issued 125,000 shares of common stock that had been registered on Form S-8 to Synergistic Connections, Inc. for services rendered valued at $2,500, or $.02 per share.

     In February 2002, the Company issued 450,000 shares of restricted common stock to Synergistic Connections, Inc. for services rendered valued at $5,000, or $.01 per share.

     In February 2002, the Company issued 500,000 shares of common stock for debt relief of $21,281, or $.04256 per share.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  8  -  CAPITAL  STOCK  [CONTINUED]

     In January 2001, the Company entered into a stock subscription agreement with Jean Hullinger, a former director of the Company. The agreement was originally for the sale of 7,500,000 shares of the Company's common stock for $15,000, or $.002 per share. However, on August 3, 2001, the Company renegotiated the stock transaction and both parties agree that only 750,000 shares should have been issued for $15,000 or $.02 per share. Accordingly, the additional 6,750,000 shares have been cancelled. The financial statements have been restated to reflect the issuance of 750,000 shares as of February 2001.

     In August 2000, the Company issued 1,500,000 shares of common stock to Steve White, the Company's former president, for cash in the amount of $30,000, or $.02 per share. This issuance resulted in a change in control of the Company, the Company's officers and directors resigned and new officers and directors were appointed.

     In July 2000, the Company effected a 1 for 50 reverse stock split and issued 1,300 shares of common stock as part of the stock split.

     From February through July 2000, the Company issued 377,184 shares of common stock for cash of $18,859, or $.05 per share.

     STOCK OPTIONS - In March 2002, the Company granted 10,000 stock options each to two of the Company's directors, totaling 20,000 options. The options vested immediately and are exercisable at $.05 per share for two years. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." No Compensation cost has been recognized for the stock options under APB 25 since the market value of the Company's common stock was less than the exercise price of the options on the date of grant. Had compensation cost for the Company's stock options been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:


                                             For the Three Months     For the Nine Months
                                              Ended September 30,     Ended September 30,
                                            ----------------------  -----------------------
                                               2002        2001        2002        2001
                                            ----------  ----------  ---------  ------------
  Net Income (Loss). .  As reported         $    3,827  $  (9,562)  $(25,052)  $(36,483)
                        Pro forma. . . . .  $    3,827  $  (9,562)  $(25,089)  $(36,483)

  Earnings (loss) per
    common share        As reported         $      .00  $    (.00)  $   (.00)  $   (.01)
                        Pro forma. . . . .  $      .00  $    (.00)  $   (.00)  $   (.01)


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

     The Company has available at September 30, 2002 and December 31, 2001 unused operating loss carryforwards of approximately $139,000 and $92,000, respectively, which may be applied against future taxable income and which expire in various years through 2022. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance equal to the tax effect of the deferred tax assets and, therefore, no deferred tax assets have been recognized. The net deferred tax assets, which consist of accrued compensation and net operating loss carryovers, are approximately $83,000 and $31,000 as of September 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $52,000 during the nine months ended September 30, 2002. Due to a change in control, the amount of the net operating loss carryforward available to offset taxable income is subject to an annual limitation. Because of this limitation, approximately $16,000 of taxable income could not be offset, creating a tax expense of $3,659 for the nine months ended September 30, 2002.

NOTE  10  -  GOING  CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has just recently commenced operations and all of their revenues have been from one customer. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of their common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE  11  -  RELATED  PARTY  TRANSACTIONS

     PAYABLE - An officer/shareholder of the Company has paid expenses on behalf of the Company. At September 30, 2002, the Company owes $3,566 to the officer/shareholder for non-reimbursed expenses.

     MANAGEMENT COMPENSATION - During the nine months ended September 30, 2002 and 2001, the Company has expensed $37,500 and $17,500, respectively, as salary expense to the Company's president. Total accrued salary payable at September 30, 2002 amounted to $90,000 which includes amounts accrued prior to the acquisition of Subsidiary.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  11  -  RELATED  PARTY  TRANSACTIONS  [CONTINUED]

     In February 2002, the Company paid $500 to each of its three former directors, totaling $1,500.

     In March 2002, the Company granted 10,000 options to each of two of the Company's directors [See Note 8].

     OFFICE SPACE - The Company pays $100 per month on an as-needed, month-to-month basis for office space. Total rents paid amounted to $300 and $400 for the nine months ended September 30, 2002 and 2001, respectively.

     PURCHASE AND SALE AGREEMENT - On September 15, 2002, the Company signed a Purchase and Sale Agreement with Gaelic Capital Group ["Gaelic"], an entity controlled by the Company's president. The agreement calls for the Company to pay $94,500 to Gaelic for the right to receive all of the receipts that were then owed to Gaelic as part of a February 11, 2002 agreement
     ["February Agreement"] between Gaelic and Parkview Community Hospital Medical Center ["Parkview"]. The Company had made advances totaling $94,500 in anticipation of the agreement. Under the February Agreement, the Company will receive 6% of the sales price for the sale of the peripheral assets of Parkview. During the nine months ended September 30, 2002 and 2001, the Company recognized $123,600 and $0, respectively, as part of this agreement.

NOTE  12  -  EARNINGS  (LOSS)  PER  SHARE

     The following data show the amounts used in computing earnings (loss) per share for the periods:


                                     For  the  Three  Months     For  the  Nine  Months
                                      Ended  September  30,      Ended  September  30,
                                     ------------------------  -------------------------
                                        2002          2001          2002         2001
                                     -----------  -----------  -------------  -----------
  Income (loss) from continuing
    operations available to common
    stockholders (numerator). . . .  $     3,827  $    (9,562)  $   (25,052)  $  (36,483)
                                     -----------  -----------  -------------  -----------
  Weighted average number of
    common shares outstanding
    used in earnings (loss) per
    common share (denominator). . .   20,077,565    3,656,863    14,771,449    3,494,775
                                     -----------  -----------  -------------  -----------
  Weighted average number of
    common shares outstanding
    used in diluted earnings (loss)
    per common share (denominator).   20,095,870          N/A           N/A           N/A
                                     -----------  -----------  -------------  -----------

     For the nine months ended September 30, 2002, the Company had 20,000 outstanding options which were not used in the computation of loss per share because their effect would be anti-dilutive.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  13  -  COMMITMENTS  AND  AGREEMENTS

     CONSULTING AGREEMENTS - On January 15, 2002, the Company entered into a six-month consulting agreement with Synergistic Connections, Inc. to assist the Company in selecting and negotiating the acquisition of potential merger candidates. The Company paid $60,000 and issued stock valued at $12,500 to Synergistic Connections, Inc. as part of this agreement.

     On April 1, 2002, the Company signed a three-year Consulting Agreement with Synergistic Connections, Inc. The agreement called for the Company to pay $5,000 per month for consulting services. In August 2002, this agreement was replaced by separate agreements with Darrell Fox.

     On April 1, 2002, the Company signed a three-year Consulting Agreement with Corporate Dynamics, Inc. The agreement called for the Company to pay $5,000 per month for consulting services. In August 2002, this agreement was replaced by separate agreements with Jeffrey Dunster.

     On August 22, 2002, the Company signed a three-year Consulting Agreement with Darrell Fox to replace the Synergistic Connections Consulting Agreement. The agreement calls for the Company to pay $5,000 per month for consulting services. The agreement also provided for the issuance of 240,000 shares of the Company's common stock to pay for services valued at $60,000.

     On August 22, 2002, the Company signed a three-year Consulting Agreement with Jeffrey Dunster to replace the Corporate Dynamics Consulting Agreement. The agreement calls for the Company to pay $5,000 per month for consulting services. The agreement also provided for the issuance of 240,000 shares of the Company's common stock to pay for services valued at $60,000.

     On  August  22, 2002, the Company signed a Consulting Agreement with Cletha
     A. Walstrand to provide consulting services to the Company as needed. The agreement also provided for the issuance of 84,000 shares of the Company's common stock to pay for services valued at $21,000.

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

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                     (Formerly New Horizon Education, Inc.)

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  13  -  COMMITMENTS  AND  AGREEMENTS  [CONTINUED]

     OFFER TO PURCHASE - On September 17, 2002, the Company signed an Offer to Purchase to acquire all of the assets of Quantum Pharmacy Alliance, Ltd ["Quantum"]. The offer calls for the Company to purchase all of the assets of Quantum for one of two financing alternatives at Quantum's option. The first alternative is $250,000 cash, $500,000 as a five-year, 6% note payable and $400,000 as 6% convertible preferred stock. The second alternative is $650,000 as a five-year, 6% note payable and $850,000 as 6% convertible preferred stock. The offer was to expire on September 30, 2002 but has been extended through November 30, 2002.

NOTE  14  -  CONCENTRATIONS  OF  CREDIT  RISK

     ACCOUNTS RECEIVABLE - At September 30, 2002, the Company has accounts receivable of $225,900 which is owed by only one customer.

     SIGNIFICANT CUSTOMER - During the nine months ended September 30, 2002, the Company had one customer that accounted for all of the Company's revenues. The loss of this significant customer could adversely affect the Company's business and financial position.

NOTE  15  -  SUBSEQUENT  EVENTS

     COMMON STOCK ISSUANCE - On October 31, 2002, the Company issued 200,000 shares of restricted common stock for cash of $50,000, or $.25 per share.

     OFFERS TO PURCHASE - On October 31, 2002, the Company signed an Offer to Purchase with Coastalmed Inc. and Coastalmed of Panama City, Inc. The offer calls for the Company to purchase all of the assets of Coastalmed Inc. and Coastalmed of Panama City, Inc. for $7,000,000 payable as $4,000,000 cash, $1,375,000 as a five-year, 6.5% note payable with interest-only payment for the first 18 months and $1,625,000 as 6% convertible preferred stock with dividends payable quarterly.

     On November 1, 2002, the Company signed an Offer to Purchase with National Institutional Pharmacy Services, Inc. ["NIPS"]. The offer calls for the Company to purchase all of the assets of NIPS for $1,330,000 payable as $350,000 as assumption of accrued payroll and accounts payable, $300,000 as assumption of lease obligations, $480,000 as assumption of debt owed to AmerisourceBergen and $200,000 as a one-year, 6% note payable due in 12 monthly installments of $18,101. The offer also calls for the Company to advance $200,000 to NIPS as a bridge loan secured by all the assets of NIPS.

     STOCK OPTIONS - On November 1, 2002, the Company granted 2,000,000 stock options to Spice Island Products Corporation. The options vested immediately and are exercisable at $.50 per share for three years.

     EQUITY LINE OF CREDIT AGREEMENT - The Company has entered into an Equity Line of Credit Agreement with Cornell Capital Partners, LP ["Cornell"]. The agreement requires Cornell to purchase up to $10,000,000 of the Company's common stock at approximately 90% of market price. The agreement allows the Company to make requests for funds in $150,000 increments every seven trading days over the next two years. The agreement also provides for a commitment fee of approximately $290,000 of the Company's common stock and other provisions.

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

DESCRIPTION  OF  BUSINESS

GENERAL

American Hospital Resources, Inc. ("American Hospital Resources" or the "Company") originally incorporated in the State of Utah on May 9, 1972, under the name High-Line Investment & Development Company. In 1977, the Company changed its name to Gayle Industries, Inc., and in 1978 the Company merged into its subsidiary, Swing Bike, keeping the Swing Bike name. In 1979 the Company changed its name from Swing Bike to Horizon Energy Corp. In 1992 the Company changed its name to Millennium Entertainment Corp.

In 1993 the Company changed its name to New Horizon Education, Inc. and implemented a business plan focusing on marketing computer education programs. Later that year, the Company formed a new subsidiary, Sunset Horizon, Inc. for the purpose of merging with Ruff Network Marketing, Inc. The subsidiary, Sunset Horizon, Inc., owned the marketing rights to the computer education programs and Ruff Network Marketing, Inc. provided the marketing network. The Company was not successful in its marketing activities and in 1995 the Company sold its assets and suspended operations. In 1997 the Company sold its subsidiary and became essentially dormant from 1998 through 2000.

In 2001, the Company recommenced operations and in June of 2002, the Company finalized an Agreement and Plan of Reorganization with American Hospital Resources, Inc. Under the Agreement, American Hospital Resources Inc. became a wholly owned subsidiary of the Company and the Company changed its name to American Hospital Resources, Inc. The Company also authorized a class of 10,000,000 shares of Preferred Stock at no par value per share and changed its business strategy to focus on providing health care services and management.

The  Company's  common  stock  is  quoted  on the OTCBB under the symbol "AMHR."

NATURE  OF  BUSINESS

American Hospital Resources is a healthcare services company that provides hospital and acute care consulting and management services including crisis management and financial re-structuring. The Company is currently focusing on the acquisition and consolidation of profitable pharmacy outsourcing businesses.

These consolidated pharmacy outsourcing and materials management companies provide pharmacy management services and pharmaceutical supplies to acute care hospitals and long-term care facilities such as nursing homes and hospices. As part of its business strategy, the Company has structured a program that allows profitable regional pharmacy outsourcers to merge into a national team, allowing them to benefit from the enhanced buying power and market presence of a consolidated healthcare entity.

Since resuming operations, the Company has been actively engaged in identifying pharmaceutical and healthcare companies to join its healthcare network. The Company is currently negotiating to acquire two pharmaceutical outsourcing companies based in Texas and another company based in Florida that provides pharmaceutical outsourcing and consulting services. The Company intends to continue seeking suitable healthcare and pharmaceutical companies for potential acquisition, consulting or management opportunities.

THREE  MONTH  AND  NINE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002  AND  2001

During the three months ended September 30, 2002, the Company generated revenue of $118,200 and had general and administrative expenses of $110,714. These expenses consisted of general administrative, legal and professional expenses, and accrued deferred salaries. As a result, the Company had pre-tax earnings of $7,486 for the quarter ended September 30, 2002. The Company also had tax expense of $3,659 resulting in net income of $3,827 for the three months ended September 30, 2002.

Total revenue for the nine months ended September 30, 2002 was $176,300. General and administrative expenses for this period were $196,571 consisting of administrative, consulting, legal and accounting costs as well as accrued unpaid salaries. The Company also had tax expense of $3,659 and interest expense of $1,122 during this period, resulting in a net loss of $25,052 through the first nine months of 2002.

By comparison, the Company did not generate any revenue during the three and nine month periods ended September 30, 2001. Increased revenue in 2002 is due to the Company entering into an agreement and plan of reorganization in which the Company acquired a subsidiary, retained new management and implemented its current business strategy.

General and administrative expenses consisting of corporate administration, legal and professional fees, accounting costs, and accrued compensation for the three month and nine month periods ended September 30, 2001, were $9,118 and $36,039, respectively. The Company also had interest expense of $444 during the three and nine months ended September 30, 2001. As a result of the foregoing factors, net loss was $9,562 and $36,483 for the three and nine months ended September 30, 2001, respectively.

Higher general and administrative expenses in 2002 are partially attributable to professional costs associated with the change in control of the Company and the implementation of its business plan. The Company also had consulting fees totaling $103,229 during the first nine months of 2002. In addition, a portion of general and administrative expenses during the first nine months of 2002 and 2001 were the result of accrued unpaid salaries due to the Company's president under a non-formalized employment agreement. Management compensation expense for the nine months ended September 30, 2002 totaled $37,500, representing approximately 19% of the Company's expenses for that period. By comparison, management compensation expense for the first nine months of 2001 was $17,500, representing approximately 49% of the Company's expenses for that period. Total accrued salary payable at September 30, 2002 amounted to $90,000 which includes amounts accrued prior to the acquisition of Subsidiary. The Company is currently negotiating a formal compensation agreement with its president.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2002, the Company had total assets of $356,046. Total current assets consisted of $2,274 in cash and $225,900 in accounts receivable. Other assets consisted of $1,997 in property and equipment, $65,554 in prepaid expenses and $60,321 in goodwill. By comparison, at December 31, 2001 the Company's assets consisted of $80 in cash.

Current liabilities at September 30, 2002 totaled $105,513 consisting of $8,288 in accounts payable, $90,000 in accrued expenses, $3,566 payable to a related party and $3,659 in income taxes payable. Liabilities at December 31, 2001 totaled $54,534 consisting of $11,086 in accounts payable, $948 in accrued expenses, $22,500 payable to a related party and $20,000 in notes payable.

The Company believes that its cash needs can be met for the next twelve months with cash on hand, short and long-term investments, anticipated cash collections from accounts receivable and continuing operations. Should it become necessary to raise additional capital, the Company may consider securing loans from officers and directors, selling common stock of the Company or entering into debt financing.

ITEM  3.  CONTROLS  AND  PROCEDURES

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.


PART  II.  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

Subsequent to the date of this report, on November 1, 2002, the Company granted a stock option to Spice Island Products Corp. The option allows Spice Island to purchase up to 2,000,000 shares of the Company's common stock at $0.50 per share at any time between November 1, 2002 and November 1, 2005. The securities were offered in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction. No shares have been purchased under the option as of the filing date of this Report.

Subsequent to the date of this report, on October 31, 2002, the Company issued 200,000 shares of restricted common stock for cash of $50,000, or $.25 per share to two accredited investors. The securities were sold in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The investors had pre-existing relationships with American Hospital Resources and had access to all material information pertaining to the Company's financial condition. No broker was involved and no commissions were paid in the transaction.

In August 2002, the Company issued 584,000 shares of common stock that had been registered on Form S-8 as filed with the Securities and Exchange Commission on August 27, 2002. Two individuals received 500,000 shares for consulting services valued at $125,000, or $.25 per share, and an attorney received 84,000 shares for legal services valued at $21,000, or $.25 per share. At September 30, 2002, $65,554 of the combined services have not yet been rendered and have been recorded as prepaid expenses.

ITEM  5.  OTHER  INFORMATION

OFFER  TO  PURCHASE

On September 17, 2002, the Company signed an Offer to Purchase to acquire all of the assets of Quantum Pharmacy Alliance, Ltd. The offer calls for the Company to purchase all of the assets of Quantum for one of two financing alternatives at Quantum's option. The first alternative is $250,000 cash, $500,000 as a five-year, 6% note payable and $400,000 as 6% convertible preferred stock. The second alternative is $650,000 as a five-year, 6% note payable and $850,000 as 6% convertible preferred stock. The offer was to expire on September 30, 2002 but has been extended through November 30, 2002.

RELATED  PARTY  TRANSACTIONS

On September 15, 2002, the Company signed a Purchase and Sale Agreement with Gaelic Capital Group, an entity controlled by the Company's president. The agreement calls for the Company to pay $94,500 to Gaelic for the right to receive all of the receipts that were then owed to Gaelic as part of a February 11, 2002 agreement between Gaelic and Parkview Community Hospital Medical Center. The Company had made advances totaling $94,500 in anticipation of the agreement. Under the February Agreement, the Company will receive 6% of the sales price for the sale of the peripheral assets of Parkview. During the nine months ended September 30, 2002 and 2001, the Company recognized $123,600 and $0, respectively, as part of this agreement.

An officer and shareholder of the Company has paid expenses on behalf of the Company. At September 30, 2002, the Company owed $3,566 to the officer and shareholder for these non-reimbursed expenses.

SUBSEQUENT  EVENTS

On October 31, 2002, the Company signed an Offer to Purchase with Coastalmed Inc. and Coastalmed of Panama City, Inc. The offer calls for the Company to purchase all of the assets of Coastalmed Inc. and Coastalmed of Panama City, Inc. for $7,000,000 payable as $4,000,000 cash, $1,375,000 as a five-year, 6.5%
note payable with interest-only payment for the first 18 months and $1,625,000 as 6% convertible preferred stock with dividends payable quarterly.

On November 1, 2002, the Company signed an Offer to Purchase with National Institutional Pharmacy Services, Inc. ("NIPS"). The offer calls for the Company to purchase all of the assets of NIPS for $1,330,000 payable as $350,000 as assumption of accrued payroll and accounts payable, $300,000 as assumption of lease obligations, $480,000 as assumption of debt owed to AmerisourceBergen and $200,000 as a one-year, 6% note payable due in 12 monthly installments of $18,101. The offer also calls for the Company to advance $200,000 to NIPS as a bridge loan secured by all the assets of NIPS.

The Company has entered into an Equity Line of Credit Agreement with Cornell Capital Partners, LP. The agreement requires Cornell to purchase up to $10,000,000 of the Company's common stock at approximately 90% of market price. The agreement allows the Company to make requests for funds in $150,000 increments every seven trading days over the next two years. The agreement also provides for a commitment fee of approximately $290,000 of the Company's common stock and other provisions.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

REPORTS  ON  FORM  8-K:

On July 8, 2002, the Company filed a report on Form 8-K with the Securities and Exchange Commission finalizing the June 17, 2002 Agreement and Plan of Reorganization with the Company's subsidiary and changing the Company's name to American Hospital Resources, Inc.


EXHIBITS:

EXHIBIT NUMBER  TITLE                                                           LOCATION

          10.1    Gaelic Capital Group Purchase and Sale Agreement . . . . . .  Attached

          10.2    Gaelic Capital Group Engagement Agreement. . . . . . . . . .  Attached

          10.3    Spice Island Stock Purchase Option . . . . . . . . . . . . .  Attached

          99.1    Certification of Chief Executive Officer Pursuant to Section  Attached
                  906 of the Sarbanes-Oxley Act of 2002

          99.2    Certification of Chief Financial Officer Pursuant to Section  Attached
                  906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN  HOSPITAL  RESOURCES,  INC.


Date:  November  22,  2002         By:  /s/Antione  Gedeon
                                   -----------------------
                                   Antione  Gedeon
                                   Chief  Financial  Officer



Date:  November  21,  2002         By:  /s/Christopher  Wheeler
                                   -----------------------------
                                   Christopher  Wheeler
                                   President