Form 10KSB
period 2002-12-31
AMERICAN HOSPITAL RESOURCES INC
filed 2003-04-29
CIK 1127005

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                  For the fiscal year ended December 31, 2002

                         Commission File Number 0-32195

                        AMERICAN HOSPITAL RESOURCES, INC.
                  (Name of small business issuer in its charter)

                   UTAH                                    87-0319410
      (State or other jurisdiction of           (I.R.S.  Employer  I.D.  No.)
       incorporation or organization)

                    1912 WEST BAY CREST, SANTA ANA, CA 92704
              (Address and Zip Code of principal executive offices)

                 Issuer's telephone number, including area code:
                                  714-444-0223

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

The  issuer's  revenue  for  its  most  recent  fiscal  year  was:  $52,700.

The aggregate market value of the issuer's voting stock held as of December 31, 2002 by non-affiliates of the issuers was $1,094,940 based on the average bid and asked price of the registrant's common stock as reported by the National Quotations Bureau. At December 31, 2002, there were 7,614,000 shares of no par value common stock issued and outstanding and 2,600,000 of no par value preferred stock issued and outstanding.

Transitional  Small  Business  Format:   Yes  [   ]   No  [  X  ]

Documents  incorporated  by  reference:  none



                                           FORM 10-KSB
                        AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY
                                             INDEX

                                                                                             Page
PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      4

          Item 3.  Legal Proceedings                                                            4

          Item 4.  Submission of Matters to a Vote of Security Holders                          5

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     6

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    8

          Item 7.  Financial Statements                                                         9

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  9

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                                9

          Item 10.  Executive Compensation                                                     10

          Item 11.  Security Ownership of Certain Beneficial Owners and Management             12

          Item 12.  Certain Relationships and Related Transactions                             13

          Item 13.  Exhibits and Reports on Form 8-K                                           14

          Item 14.  Controls and Procedures                                                    15

          Signatures                                                                           16

(Inapplicable  items  have  been  omitted)

                                     PART I

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

DESCRIPTION  OF  BUSINESS

GENERAL

American Hospital Resources, Inc. or AMHR, originally incorporated in the State of Utah on May 9, 1972, under the name High-Line Investment & Development
Company. In 1977, we changed our name to Gayle Industries, Inc. In 1978 we merged into our subsidiary, Swing Bike, and retained the Swing Bike name. In 1979 we changed our name from Swing Bike to Horizon Energy Corp., and in 1992 we changed our name to Millennium Entertainment Corp.

In 1993 we changed our name to New Horizon Education, Inc. and implemented a business plan focusing on marketing computer education programs. Later that year, we formed a new subsidiary, Sunset Horizon, Inc. for the purpose of merging with Ruff Network Marketing, Inc. The subsidiary owned the marketing rights to the computer education programs and Ruff Network Marketing, Inc. provided the marketing network. We were not successful in our marketing activities and in 1995 we sold our assets and suspended operations. In 1997 we sold our subsidiary and remained essentially dormant from 1998 through 2000.

In 2001, we brought our SEC filings current and began seeking business opportunities. In June of 2002, we finalized an Agreement and Plan of Reorganization with American Hospital Resources, Inc. Under the Agreement, American Hospital Resources Inc. became our wholly owned subsidiary and we changed our name to American Hospital Resources, Inc. We also authorized a class of 10,000,000 shares of Preferred Stock at no par value and changed our business strategy to focus on providing health care services and management.

Our  common  stock  is  quoted  on  the  OTCBB  under  the  symbol  AMHR.

NATURE  OF  BUSINESS

American Hospital Resources is a healthcare services company that provides pharmacy services to long-term care providers and hospitals as well as other acute care consulting and management services. We are currently focusing on the acquisition and consolidation of profitable pharmacy outsourcing businesses. These consolidated pharmacy outsourcing and materials management companies provide pharmacy management services and pharmaceutical supplies to acute care hospitals and long-term care facilities such as nursing homes and hospices. As part of our business strategy, we have structured a program designed to merge profitable regional pharmacy outsourcers into a national team. We believe these regional providers will benefit from the enhanced buying power and market presence of a consolidated healthcare entity.

Since acquiring our subsidiary and implementing our business plan in the summer of 2002, we have been actively engaged in identifying pharmaceutical and healthcare companies to join our healthcare network. During the past year we identified three companies that we thought would be suitable for potential acquisition and/or management. In December of 2002 we reported on Form 8-K an Asset Purchase Agreement to acquire the assets of NIPSI Healthcare of Houston LP and its general partner. For a brief time in late 2002 and early 2003, we operated the assets of NIPSI pursuant to this Agreement. However, the assets were returned in early 2003 after NIPSI failed to honor certain conditions to closing. Subsequent to the date of this report, in April of 2003, a Texas State court voided the agreement entirely. We are currently negotiating to acquire the assets of Rx Solutions, Inc., Coastalmed Inc. and Coastalmed of Panama City, Inc. Although we have been engaged in negotiations, no transactions have been consummated at the date of this report. We intend to continue seeking suitable healthcare and pharmaceutical companies for potential acquisition, consulting or management opportunities.

EMPLOYEES

Christopher Wheeler is currently our only full time employee. Mr. Wheeler has served as our Chief Executive Officer, Chief Financial Officer and president since March of 2002. We are in the process of negotiating a formal employment agreement with Mr. Wheeler, however, the terms have not been finalized at the date of this report. We have also contracted with outside consultants and subcontractors on a part time, as-needed basis.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

From January 2002 through July of 2002, we rented office space in Springville, Utah from our former president for $100 per month. In October of 2002 we relocated our corporate headquarters to Santa Ana, California and began renting office space from our current president for $500 per month. Our office is located at 1912 West Bay Crest in Santa Ana, California. We did not maintain an office in August or September of 2002 during our transition from Utah to California. Total rents paid in 2002 were $2,100.

ITEM  3.  LEGAL  PROCEEDINGS.

AMHR Subsequent to the date of this report, AMHR learned of three legal proceedings that could potentially affect our business:

Management is aware of a potential suit in the Circuit Court of the County of St. Louis, State of Missouri, Cause No. 03AC-002539TCV, dated March 25, 2003. The suit is being brought by Pre-Employment Screening, Inc., Lawrence J. Altman, Gateway Legal Services, Inc. and Fun Services of Kansas City, Inc. against American Hospital Resources, Inc. f/k/a New Horizon Resources, Inc. The suit is a petition for damages arising from an alleged violation of the Telephone Consumer Protection Act. The petition alleges that the company breached the Act by sending unsolicited advertising faxes to plaintiffs and requests damages of $12,000 and such other relief as the court deems proper. Management denies transmitting any faxes to the plaintiffs and regards the lawsuit as frivolous and opportunistic. Should AMHR be formally served with this suit, it intends to deny all charges and defend itself appropriately.

Management was notified via facsimile dated March 18, 2003, that they were to be joined as defendants in a suit brought by AmeriSource Bergen Corporation against NIPSI Healthcare of Houston, LP, Case No. 03-1972-A, filed in the county court at law, Court Number One, Dallas County, Texas. In the original complaint dated

February 19, 2003, AmeriSource sought to recover $480,335.28 from defendant NIPSI Healthcare of Houston for failing to honor a prior contract. In a supplemental petition dated March 18, 2003, AmeriSource alleged that AMHR was conducting business in Texas under the name NIPSI Pharmacy of Texas and sought to enjoin any transfer of assets from NIPSI to AMHR. On April 16, 2003, the court entered an interlocutory default judgment against NIPSI. The court found that NIPSI had fraudulently transferred assets to AMHR to avoid the claims of AmeriSource. The court voided the transfer of assets from NIPSI to AMHR and ordered NIPSI to pay AmeriSource $551,264.48 in actual damages, interest and attorney's fees with interest accruing at 10% per annum. As a result of these proceedings, the December 2002 Asset Purchase Agreement between NIPSI and AMHR was nullified by act of law and the Company was released as a defendant. The possibility exists that other creditors may attempt to join AMHR as co-defendant in claims against NIPSI based on the voided agreement. However, AMHR is not aware of any other suits or claims against NIPSI and management believes AMHR would be successful in defending themselves should any such claims arise.

AMHR received by facsimile a demand letter from National Institutional Pharmacy Services, LP, the general partner of NIPSI Healthcare of Houston, LP, dated March 18, 2003. The letter sought to rescind the December 2002 Asset Purchase Agreement between NIPSI and the Company by alleging fraud and demanding $120,000. AMHR denies it has any obligation to NIPSI and regards the Asset Purchase Agreement as being voided by the April 16, 2003 default judgment entered against NIPSI. At this date, AMHR has not responded to the demand letter and neither party has initiated formal legal proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.

On June 17, 2002, our shareholders approved an Agreement and Plan of Reorganization between New Horizon Education, Inc., a Utah corporation and American Hospital Resources Inc., a Delaware corporation. The Agreement and
Plan  of  Reorganization  was  approved  by written majority consent pursuant to
Section 16-10a-704 of the Utah Revised Business Corporation Act and Article V of our bylaws. Under the agreement, 3,196,873 common shares of New Horizon stock were exchanged for 1,500 common shares of American Hospital's common stock representing all the issued and outstanding stock of American Hospital Resources, Inc. As a result of this transaction, New Horizon acquired American Hospital and the company's name was changed to American Hospital Resources, Inc. The transaction was reported on form 8-K as filed with the Securities and Exchange Commission on July 8, 2002 and a copy of the Agreement and an amendment to the Agreement was attached as an exhibit to the form 8-K. Total shares eligible to vote were 16,633,127. The number of votes cast and the matters approved are as follows:



ITEM:                       VOTES FOR   VOTES AGAINST  ABSTENTIONS  BROKER NON-VOTES

Approve Agreement and. . .  13,000,000            -0-          -0-               -0-
Plan of Reorganization

Amend the Articles of. . .  13,000,000            -0-          -0-               -0-
Incorporation to authorize
a class of 10,000,000
shares of preferred stock

Amend the Articles of. . .  13,000,000            -0-          -0-               -0-
Incorporation changing
the company's name to
American Hospital
Resources, Inc.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Our common stock is listed on the Over the Counter Bulletin Board under the symbol AMHR. At December 31, 2002 we had approximately 579 shareholders holding 7,614,000 shares of common stock and 2,600,000 shares of preferred stock. The following table shows the highs and lows of the closing bid and ask prices on our common stock for 2002 and 2001.



YEAR                            CLOSING BID        CLOSING ASK

2002                        HIGH          LOW      HIGH   LOW
-----------------------  -----------  -----------  ----  -----

First Quarter . . . . .          .45          .04   .75    .40

Second Quarter. . . . .         1.07          .45  1.10    .55

July 3 to July 28 . . .          .01         .005   .03    .01

July 31 to September 30          .77          .30   .85    .43
Fourth Quarter. . . . .          .68          .22   .72    .30

2001
-----------------------

First Quarter . . . . .          .03          .03     1  .9375

Second Quarter. . . . .          .03          .03     1    .93

Third Quarter . . . . .          .03          .03     1      1

Fourth Quarter. . . . .          .04          .03     1    .75

The above quotations, as provided by the National Quotation Bureau, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

We have not paid or declared any dividends since inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Utah law. Under Section 16-10a-640 of the Utah Revised Business Corporation Act, dividends maybe paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business and does not affect preferential shareholders rights upon dissolution.

RECENT  SALES  OF  UNREGISTERED  SECURITIES.

On December 31, 2002, AMHR issued 2,600,000 shares of its previously authorized but unissued preferred stock in exchange for 13,000,000 shares of common stock held by Phase One LLC. The 13,000,000 shares of common stock were then cancelled. The preferred shares have 5 to 1 voting rights and may be converted into five shares of common stock. The securities were offered in a private transaction without registration in reliance on the exemption provided by
Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction.

On December 31, 2002 the Board of Directors adopted an Incentive Stock Bonus Plan. The plan allows the company to grant 5-year warrants to purchase shares of common stock to directors, senior management and certain key employees. The 2003 stock bonus pool consists of 1,000,000 warrants to purchase common stock at $.25 per share. The warrants are issued at the discretion of the Board of Directors. On December 31, 2002, AMHR granted 300,000 warrants to purchase common stock to directors and consultants as payment for prior services collectively valued at $19,577 or approximately $.065 per warrant. At the date of this report, no warrants have been exercised.

On October 31, 2002, the Company signed an Offer to Purchase with Coastalmed Inc. and Coastalmed of Panama City, Inc. The offer called for AMHR to purchase all of the assets of Coastalmed Inc. and Coastalmed of Panama City, Inc. for $7,000,000 payable as $4,000,000 cash, $1,375,000 as a five-year, 6.5% note payable with interest-only payment for the first 18 months and $1,625,000 as 6% convertible preferred stock with dividends payable quarterly. The original offer expired in November of 2002. Subsequent to the date of this report, in January of 2003, AMHR signed a revised offer to purchase 100% of the stock of Coastalmed Inc. and Coastalmed of Panama City, Inc. for $8,400,000 payable as $4,900,000 cash, $1,625,000 as a five-year, 6.5% note payable with interest-only payment for the first 18 months and $1,875,000 as series B preferred stock. In January of 2003, AMHR issued 1,000,000 shares of common stock as an enticement on the offer to purchase the Coastalmed stock. The securities were issued without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction.

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

On October 31, 2002, the Company issued 200,000 shares of previously authorized but unissued restricted common stock for cash of $50,000, or $.25 per share to two accredited investors. The securities were sold in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The investors had pre-existing relationships with American Hospital Resources and had access to all material information pertaining to the Company's financial condition. No broker was involved and no commissions were paid in the transaction.

In May of 2002 we issued 500,000 common shares to an accredited investor to convert $40,000 in notes and accrued interest of $789. The securities were sold in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The investor had a pre-existing relationship with American Hospital Resources and had access to all material information pertaining to the Company's financial condition. No broker was involved and no commissions were paid in the transaction.

Subsequent to the date of this report, in February of 2003, AMHR issued 40,000 shares of previously authorized but unissued common stock to an accredited investor for $10,000 or $.25 per share. The securities were sold in a private transaction without registration in reliance on the exemption provided by
Section 4(2) of the Securities Act. The investor had a pre-existing relationship with American Hospital Resources and had access to all material information pertaining to the Company's financial condition. No broker was involved and no commissions were paid in the transaction.

Subsequent to the date of this report, in February 2003, the Board of Directors authorized the issuance of 720,000 shares of common stock to four individuals for legal and consulting services. As of April 18, 2003, none of these shares have been issued. The Company intends to register the transaction on Form S-8 when the shares are issued.

Subsequent to the date of this report, in April of 2003, AMHR issued 47,000 shares of previously authorized but unissued preferred stock to an accredited investor for cash of $23,500 or $.50 per share. The securities were sold in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The investor had a pre-existing relationship with American Hospital Resources and had access to all material information pertaining to the Company's financial condition. No broker was involved and no commissions were paid in the transaction.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The Management's discussion and analysis should be read in conjunction with the audited consolidated financial statements appearing at the end of this report. Consolidated financial data from 2002 reflects the status of the company after the merger between New Horizon Education, Inc. and American Hospital Resources, Inc. The financial data from 2001 is derived from the audited financial statement of the predecessor company, New Horizon Education, Inc.

RESULTS OF OPERATIONS FOR THE PERIODS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

Revenues for the year ended December 31, 2002 were $52,700 compared to no revenue during the year ended December 31, 2001. All revenue in 2002 derived from one source. General and administrative expenses were $1,292,931 during the year ended December 31, 2002. We also recorded expenses of $5,957 relating to our attempt to acquire NIPSI and interest expense of $1,122. General and administrative expenses were $57,727 for the period ended December 31, 2001 with interest expense of $948. Higher general and administrative expenses in 2002 were the result of several factors. In 2001, general and administrative expenses consisted mainly of salaries, accounting and legal costs associated with preparing and filing our public reports. By comparison, in 2002 we had additional legal and auditing costs relating to the acquisition of our subsidiary in June of 2002 and our attempted acquisition of NIPSI in December of 2002. The bulk of general and administrative expenses in 2002 consisted of services rendered by consultants, subcontractors, officers and directors.
Services totaling $1,070,477 were paid by issuing stock, options and warrants representing approximately 83% of general and administrative expenses. We also recorded $102,300 in bad debt expense. All bad debts consisted of payment due on commissions and consulting agreements with Parkview Hospital. Although we anticipate recovering these accounts, Parkview is currently undergoing bankruptcy reorganization and collection of the receivables is uncertain at this point. In addition, we advanced $15,000 to NIPSI before the rescission of the December 2002 Agreement. We collected the advance from NIPSI in January of 2003.

As a result of these factors, we realized a net loss of $1,247,310 for the year ended December 31, 2002 compared to a net loss of $58,675 for the year ended December 31, 2001.

Net cash provided by operations was $48,774 during the year ended December 31, 2002 compared to net cash used by operations of $42,829 for the year ended December 31, 2001. Net cash used by investing activities was $152,575 during the year ended December 31, 2002 with no comparable investing activities during the year ending December 31, 2001. Net cash provided by financing activities was $110,500 for the year ended December 31, 2002 compared to $35,000 for the year ended December 31, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2002 we had total assets of $1,173,342. Current assets were $51,854 consisting of $6,779 in cash, $15,000 in an advance and prepaid expenses of $30,075. We also had property and equipment of $1,743. Other assets at December 31, 2002 consisted of $60,321 in goodwill and $1,059,424 in deferred stock offering costs. Assets at December 31, 2001 consisted of $80 in cash.

Current liabilities at December 31, 2002 totaled $1,198,090 consisting of $1,088,150 in accounts payable, and $109,940 in accrued expenses. Accounts payable consist mainly of commitment fees and finders' fees relating to securing a $10,000,000 equity line of credit with Cornell Capital LP. Liabilities at December 31, 2001 totaled $54,534 consisting of $11,086 in accounts payable, $948 in accrued expenses, $22,500 payable to a related party and $20,000 in notes payable. Our auditors have expressed substantial doubt about our ability to continue as a going concern due in part to the fact that our current liabilities exceed our current assets.

We anticipate that our operating expenses for the next twelve months will be approximately $120,000 consisting mainly of salaries and consulting fees. We will also have legal and auditing expenses relating to our public reports as well as office rental and other expenses. Management believes that our cash needs can be met with cash on hand, continuing operations, anticipated cash collections from accounts receivable and short and long-term investments. However, we have a number of commitments and contingencies that could impact our liquidity needs. In addition, we are currently negotiating to acquire the assets of two health care related companies. Our capital requirements may increase dramatically if these proposed transactions are consummated. Should it become necessary to raise additional capital, we may consider securing loans from officers and directors, selling additional stock or entering into debt financing.

Our operating plan is to maintain current operations and to continue seeking other healthcare companies for potential acquisition, management or consulting opportunities. We also hope to reduce liabilities and bring current our outstanding debts. Other than as discussed in this report, we have no material commitments for capital expenditures for the next twelve months.

ITEM  7.  FINANCIAL  STATEMENTS.

The financial statements appear at the end of this report beginning with the Index to Financial Statements on page 17.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth as of December 31, 2002, the name, age, and position of each executive officer and director and the term of office for each director.



NAME                 AGE  POSITION                                     SINCE
-------------------

Christopher Wheeler   55  Director, President, Chief Executive Office  March 2002
                          r and Chief Financial Officer

Antione Gedeon. . .   57  Director and Treasurer                       March 2002

Mark Buck . . . . .   58  Director and Secretary                       March 2002

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are duly elected and qualified.

The  following  is  a  brief  biography  of  the  officers  and  directors.

CHRISTOPHER A. WHEELER, CEO, CFO, PRESIDENT AND DIRECTOR. Mr. Wheeler has many years of ownership and operating experience in the acute care hospital and health care finance fields. He has been the previous owner and operator of three acute care hospitals in California. Since 1998, Mr. Wheeler has been the Founder and Managing Partner of two investment banking firms, Sandpiper Capital and Gaelic Capital Group. These sister companies provide diverse management and financial consulting services to a variety of industry segments including the healthcare and food service industries. In particular, these services include crisis management, hospital management, and strategic planning services for pharmacy outsourcing and materials management firms

ANTIONE GEDEON, TREASURER AND DIRECTOR. Mr. Gedeon speaks four languages and has many years of experience in the travel industry. He is currently an instructor with Travel University International in Honolulu, Hawaii where he teaches advanced courses in travel industry management, international trade, and hotel management. He has also worked as a consultant for Private Investment Group since 1999. From 1995 to 1998 Mr. Gedeon was the President and Chief Operating Officer of Mayan Resorts Development Corp. in Belize where he presided over the master plan for Salt Creek Estate, a 31,000 acre beachfront property.

MARK BUCK, SECRETARY AND DIRECTOR. Mr. Buck is a commercial real estate broker specializing in sales and leasing. He has worked for Commercial Real Estate
Services in Honolulu, Hawaii since 1986 as Vice President of Marketing and Sales. Mr. Buck is also the controlling partner of Phase One, LLC. Mr. Buck has been an owner and partner in three small businesses that he later sold.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Based solely upon a review of Forms 3, 4 and 5 furnished, we are not aware of any person who at any time during the fiscal year ended December 31, 2002 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM  10.  EXECUTIVE  COMPENSATION

We have no formal arrangements for the remuneration of our officers and directors, except that they will receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on our behalf. We are currently negotiating an employment agreement with our president and executive officer, Mr. Christopher Wheeler, however, the terms have not been finalized at the date of this report.



                           SUMMARY COMPENSATION TABLE

                                                                 OTHER ANNUAL
NAME AND PRINCIPAL POSITION         YEAR  SALARY ($)  BONUS ($)  COMPENSATION

Christopher Wheeler. . . . . . . .  2002  67,500 (1)        -0-            (2)
  Current Chief Executive Officer,  2001        -0-         -0-           -0-
  Chief Financial Officer and. . .  2000        -0-         -0-           -0-
  Director

Antione Gedeon . . . . . . . . . .  2002        -0-         -0-            (3)
  Current Director and Treasurer .  2001        -0-         -0-           -0-
                                    2000        -0-         -0-           -0-

Mark S. Buck . . . . . . . . . . .  2002        -0-         -0-            (4)
  Current Director and Secretary .  2001        -0-         -0-           -0-
                                    2000        -0-         -0-           -0-

Steven L. White. . . . . . . . . .  2002     500 (5)        -0-            (6)
  Former Chief Executive Officer .  2001        -0-         -0-           -0-
  And Director . . . . . . . . . .  2000     55,775         -0-           -0-

Angela White . . . . . . . . . . .  2002     500 (5)        -0-           -0-
  Former Director. . . . . . . . .  2001        -0-         -0-           -0-
                                    2000        -0-         -0-           -0-

Laura Jean Hullinger . . . . . . .  2002     500 (5)        -0-           -0-
  Former Director. . . . . . . . .  2001        -0-         -0-           -0-
                                    2000        -0-         -0-           -0-

(1) Mr. Wheeler has also accrued approximately $120,000 in salary payable. This includes amounts accrued prior to the Agreement between New Horizon and AMHR.

(2) In December of 2002, Mr. Wheeler received warrants to purchase up to 75,000 shares of common stock for $.25 per share under the company's Incentive Stock Bonus Plan as additional compensation for his services as Chief Executive Officer.

(3) In December of 2002, Mr. Gedeon received warrants to purchase up to 75,000 shares of common stock for $.25 per share under the company's Incentive Stock Bonus Plan as compensation for his services as chief financial officer. Mr. Gedeon also received an option to purchase up to 10,000 shares for $.05 per share in March of 2002. The option expires in March of 2004. At the date of this report, Mr. Gedeon has not exercised the option.

(4) In December of 2002, Mr. Buck received warrants to purchase up to 125,000 shares of common stock for $.25 per share under the company's Incentive Stock Bonus Plan as compensation for his services as officer and director. Mr. Buck also received an option to purchase up to 10,000 shares for $.05 per share in March of 2002. The option expires in March of 2004. At the date of this report, Mr. Buck has not exercised the option.

(5) In 2002 our former Directors received a one-time payment of $500 for their prior services as board members.

(6) In March of 2002 we issued 1,100,000 shares of common stock to our former president, Steven White, as compensation for accrued salary of $22,000.

EMPLOYMENT  CONTRACTS,  TERMINATION  OF  EMPLOYMENT  AND  CHANGE  IN  CONTROL

There are no compensatory plans or arrangements, including payments to be received, with respect to any person which would in any way result in payments to any person because of employment with our company or its subsidiaries, or any change in control of our company, or a change in the person's responsibilities following a change in control of our company.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

At December 31, 2002, there were 7,614,000 shares of common stock issued and outstanding and 2,600,000 shares of series A preferred stock issued and outstanding. Each share of preferred stock has the voting rights of five shares of common stock and may be converted to common stock on a 1 to 5 basis. As a result, there were 20,614,000 voting shares at December 31, 2002. The following table sets equivalent voting shares based on the number and percentage of outstanding common and preferred stock and which, according to the information supplied to us, were beneficially owned by (i) each person who is currently a director of AMHR, (ii) each executive officer, (iii) all current directors and executive officers of AMHR as a group and (iv) each person who, to our knowledge is the beneficial owner of more than 5% of the outstanding common stock and preferred stock. Unless otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.



NAME AND ADDRESS OF          TITLE OF CLASS  AMOUNT AND NATURE OF   PERCENTAGE OF
BENEFICIAL OWNER (1)                         BENEFICIAL OWNERSHIP       CLASS

Christopher Wheeler (2) . .  Common                 13,975,000 (3)          67.42%
  1912 West Bay Crest
  Santa Ana, CA 92704

Mark S. Buck (2). . . . . .  Common                    535,000 (4)           2.60%
  1912 West Bay Crest
  Santa Ana, CA 92704

Antione Gedeon (2). . . . .  Common                     85,000 (5)           0.04%
  8 East Broadway,
  609 Judge Building
  Salt Lake City, UT 84111

Steven L. White . . . . . .  Common                     1,100,000            5.33%
  386 North 210 East
  Mapleton, UT 84664


Officers, Directors and . .  Common                    14,595,000           70.80%
Nominees as a Group:
  Three People

(1) For purposes of this table, a beneficial owner is one who, directly or indirectly, has or shares with others (a) the power to vote or direct the voting of the Voting Stock (b) investment power with respect to the Voting Stock which includes the power to dispose or direct the disposition of the Voting Stock.

(2)  Officer  and/or  director.

(3) Mr. Wheeler holds 900,000 shares of common stock and 2,600,000 shares of preferred stock with 5 to 1 voting rights. The preferred shares have been accounted for as 13,000,000 common shares in the beneficial ownership table. Mr. Wheeler also holds a warrant to purchase up to 75,000 additional common shares.

(4) Phase One LLC owns 400,000 shares. Mr. Buck is the controlling partner of Phase One LLC and is thus considered the beneficial owner of the 400,000 shares held by Phase One, LLC. Mr. Buck also holds a warrant for 125,000 shares of common stock and an option to purchase 10,000 shares of common stock.

(5) Mr. Gedeon does not own any AMHR common stock but holds a warrant for up to 75,000 shares of common stock and an option to purchase 10,000 shares of common stock.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

On January 25, 2002, AMHR signed a $30,000 convertible note payable to Phase One LLC. The note was due on January 25, 2003 and accrued interest at 10% per annum. On February 27, 2002, the note was converted into 3,000,000 shares of common stock and no interest was recognized on the note. Also on February 27, 2002, the Company issued 8,000,0000 shares of common stock to Phase One LLC to convert $50,000 of notes payable and for a $30,000 note receivable. As a result of these transactions, Phase One LLC gained control of the company. Total consideration amounted to $110,000 or $.01 per share. One of our directors, Mr. Mark Buck, is the controlling member of Phase One LLC.

In March of 2002 we issued 1,100,000 shares to Steven White, our former president as compensation for accrued salary of $20,000.

In April of 2002 we issued 2,000,000 shares of common stock to Phase One LLC for $20,000 in cash. One of our directors, Mr. Mark Buck, is the controlling member of Phase One LLC.

On September 15, 2002, AMHR signed a Purchase and Sale Agreement with Gaelic Capital Group, an entity controlled by our Chief Executive Officer and director, Christopher Wheeler. Under the Agreement, AMHR paid Gaelic $94,500 for the rights to receive 6% of the sale price of the peripheral assets of Parkview Community Hospital Medical Center. During the year ended December 31, 2002,
AMHR  received  revenues  of  $123,600  under  the  Agreement.

In December of 2002, Phase One LLC exchanged 13,000,000 shares of common stock for 2,600,000 shares of preferred stock. The 13,000,000 shares of common stock were then cancelled. Phase One LLC then sold the 2,600,000 shares of preferred stock to our president, Christopher Wheeler for cash and other consideration totaling $1,340,000 or approximately $.52 per share. As a result of this transaction Mr. Wheeler gained control of 67% of our voting stock.

On December 31, 2002 the Board of Directors adopted an Incentive Stock Bonus Plan. The plan allows the company to grant 5-year warrants to purchase shares of common stock for $.25 per share. On December 31, 2002, AMHR granted 300,000 warrants to purchase common stock to directors and consultants as payment for prior services collectively valued at $19,577 and for future services to be rendered. At the date of this report, no warrants have been exercised.

From January 2002 through July of 2002, we rented office space in Springville, Utah from our former president for $100 per month. In October of 2002 we relocated our corporate headquarters to Santa Ana, California and began renting office space from our current president for $500 per month. Our office is located at 1912 West Bay Crest in Santa Ana, California. Total rents paid in 2002 were $2,100.

SUBSEQUENT  EVENT

In February 2003, we retained Douglas A. Jackson to negotiate a line of credit. Mr. Jackson will receive $5,000 plus 5% of any proceeds we receive. In March 2003 we retained Mr. Jackson to negotiate a $6,000,000 loan. We have agreed to pay Mr. Jackson a fee of $12,500 plus 5% of loan proceeds.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

REPORTS  ON  FORM  8-K

The following reports were filed on Form 8-K during the last ninety days of the period covered by this report:



DATE OF REPORT     ITEM                           EVENT REPORTED

December 30, 2002  Item 2. Acquisition of Assets  Acquisition of NIPSI Healthcare of Houston LP
                                                  and NIPSI of Houston, Inc. by American
                                                  Hospital Resources, Inc. (1)

                   Item 7. Financial Statements

(1) In December of 2002 we finalized an Asset Purchase Agreement with NIPSI Healthcare of Houston, LP and its general partner as reported on Form 8-K dated December 30, 2002. The agreement was subsequently voided in April of 2003 after a Texas State court found that NIPSI had fraudulently transferred the assets to AMHR.



EXHIBITS:

EXHIBIT NUMBER  TITLE                                                       LOCATION

          99.1  Certification of Chief Executive Officer and Chief . . . .  Attached
                Financial Officer Pursuant to Section 906 of the Sarbanes-
                Oxley Act of 2002

          99.2  Certification of Chief Executive Officer and Chief . . . .  Attached
                Financial Officer Pursuant to Section 302 of the Sarbanes-
                Oxley Act of 2002

          99.3  American Hospital Resources Corporate Code of Ethics . . .  Attached

ITEM  14.  CONTROLS  AND  PROCEDURES

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation. To demonstrate our commitment to maintaining effective disclosure controls and procedures, we have recently adopted a Code of Ethics and Business Conduct. In pertinent part, the Code authorizes the establishment of an audit committee to oversee the effectiveness of our disclosure controls and procedures. A copy of our Code is attached as an exhibit to this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN  HOSPITAL  RESOURCES,  INC.



Date:  April  24,  2003                 /s/Christopher  Wheeler,
                                        -------------------------
                                        Christopher  Wheeler
                                        Chief  Executive  Officer
                                        Chief  Financial  Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  April  24,  2003                 /s/Christopher  Wheeler
                                        -----------------------
                                        Christopher  Wheeler
                                        Director



Date:  April  24,  2003                 /s/Mark  Buck
                                        -------------
                                        Mark  Buck
                                        Director



Date:  April  24,  2003                 /s/Antione  Gedeon
                                        ------------------
                                        Antione  Gedeon
                                        Director



                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY



                                    CONTENTS

                                                                    PAGE
                                                                  -------
  -    Independent Auditors' Report . . . . . . . . . . . . . . .     18


  -    Consolidated Balance Sheet, December 31, 2002. . . . . . .  19-20


  -    Consolidated Statements of Operations, for the years ended
       December 31, 2002 and 2001 . . . . . . . . . . . . . . . .     21


  -    Consolidated Statement of Stockholders' Equity (Deficit),
     for the years ended December 31, 2002 and 2001 . . . . . . .  22-24


  -    Consolidated Statements of Cash Flows, for the years ended
         December 31, 2002 and 2001 . . . . . . . . . . . . . . .  25-27


  -    Notes to Consolidated Financial Statements . . . . . . . .  28-45

                          INDEPENDENT AUDITORS' REPORT


Board  of  Directors
AMERICAN  HOSPITAL  RESOURCES,  INC.  AND  SUBSIDIARY
Santa  Ana,  California

We have audited the accompanying consolidated balance sheet of American Hospital Resources, Inc. and Subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of American Hospital Resources, Inc. and Subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has just recently commenced operations and all of their revenues have been from one customer. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT,  SILER  &  HARDY,  P.C.
-----------------------------------

March  5,  2003
(except for Notes 2, 5, 15 and 17, as to which the date is April 17, 2003) Salt Lake City, Utah



      AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

                 CONSOLIDATED BALANCE SHEET


                          ASSETS


                                         December 31,
                                             2002
                                         -------------
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . .  $       6,779
  Accounts receivable, net of allowance
    for doubtful accounts of $102,300 .              -
  Advance to NIPSI. . . . . . . . . . .         15,000
  Prepaid expense . . . . . . . . . . .         30,075
                                         -------------
    Total Current Assets. . . . . . . .         51,854
                                         -------------

PROPERTY AND EQUIPMENT, net . . . . . .          1,743
                                         -------------

OTHER ASSETS:
  Goodwill. . . . . . . . . . . . . . .         60,321
  Deferred stock offering costs . . . .      1,059,424
                                         -------------
    Total Other Assets. . . . . . . . .      1,119,745
                                         -------------

                                         $   1,173,342
                                         =============

                                   [Continued]



      AMERICAN  HOSPITAL  RESOURCES,  INC.  AND  SUBSIDIARY

                   CONSOLIDATED BALANCE SHEET

                           [CONTINUED]


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                 December 31,
                                                     2002
                                                --------------
CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . .  $   1,088,150
  Accrued expenses . . . . . . . . . . . . . .        109,940
                                                --------------
      Total Current Liabilities. . . . . . . .      1,198,090

COMMITMENTS AND CONTINGENCIES [See Note 15]. .              -
                                                --------------
      Total Liabilities. . . . . . . . . . . .      1,198,090
                                                --------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value,
    10,000,000 shares authorized:
    Series A convertible preferred stock,
      2,600,000 shares issued and outstanding.      3,900,000
    Series B convertible preferred stock,
      no shares issued and outstanding . . . .              -
  Common stock, no par value,
    100,000,000 shares authorized,
    7,614,000 shares issued and outstanding. .      3,759,522
  Additional paid-in capital . . . . . . . . .        955,496
  Retained earnings (deficit). . . . . . . . .     (8,639,766)
                                                --------------
    Total Stockholders' Equity (Deficit) . . .        (24,748)
                                                --------------
                                                $   1,173,342
                                                ==============

    The accompanying notes are an integral part of this consolidated financial statement.



            AMERICAN  HOSPITAL  RESOURCES,  INC.  AND  SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             For  the  Year  Ended
                                                 December  31,
                                           ------------------------
                                               2002         2001
                                           -------------  ---------
REVENUES. . . . . . . . . . . . . . . . .  $     52,700   $      -
                                           -------------  ---------

EXPENSES:
  General and administrative. . . . . . .     1,292,931     57,727
  Costs of unsuccessful NIPSI acquisition         5,957          -
                                           -------------  ---------
    Total Expenses. . . . . . . . . . . .     1,298,888     57,727
                                           -------------  ---------

LOSS BEFORE OTHER EXPENSE . . . . . . . .    (1,246,188)   (57,727)
                                           -------------  ---------

OTHER EXPENSE:
    Interest expense. . . . . . . . . . .        (1,122)      (948)
                                           -------------  ---------
    Total Other Expense . . . . . . . . .        (1,122)      (948)
                                           -------------  ---------

LOSS BEFORE INCOME TAXES. . . . . . . . .    (1,247,310)   (58,675)

CURRENT TAX EXPENSE . . . . . . . . . . .             -          -

DEFERRED TAX EXPENSE. . . . . . . . . . .             -          -
                                           -------------  ---------

NET LOSS. . . . . . . . . . . . . . . . .  $ (1,247,310)  $(58,675)
                                           =============  =========


LOSS PER COMMON SHARE . . . . . . . . . .  $       (.08)  $   (.02)
                                           =============  =========

    The accompanying notes are an integral part of this consolidated financial statement.



                                      AMERICAN  HOSPITAL  RESOURCES,  INC.  AND  SUBSIDIARY

                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                          FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                       Series  A               Series  B                                  Additional   Retained
                                    Preferred  Stock       Preferred  Stock          Common  Stock         Paid-in     Earnings
                                  ---------------------  ---------------------  ------------------------
                                   Shares      Amount     Shares      Amount      Shares       Amount      Capital     (Deficit)
                                  ---------  ----------  ---------  ----------  -----------  -----------  ----------  ------------
BALANCE, December 31, 2000 . . .          -  $        -          -  $        -   2,906,863   $7,269,483   $   53,519  $(7,333,781)

Issued 750,000 shares of
  common stock for cash of
  15,000, or $.02 per share,
  February 2001. . . . . . . . .          -           -          -           -     750,000       15,000            -            -

Net loss for year ended
  December 31, 2001. . . . . . .          -           -          -           -           -            -            -      (58,675)
                                  ---------  ----------  ---------  ----------  -----------  -----------  ----------  ------------
BALANCE, December 31, 2001 . . .          -           -          -           -   3,656,863    7,284,483       53,519   (7,392,456)

Issued 500,000 shares of
  common stock to convert debt
  of $21,281, or $.04256 per
  share, February 2002 . . . . .          -           -          -           -     500,000       21,281            -            -

Issued 450,000 shares of
  common stock for services
  related to the acquisition of
  AHR Subsidiary valued at
  5,000, or $.0111 per share,
  February 2002. . . . . . . . .          -           -          -           -     450,000        5,000            -            -

Issued 125,000 shares of
  common stock for services
  related to the acquisition of
  AHR Subsidiary valued at
  2,500, or $.02 per share,
  February 2002. . . . . . . . .          -           -          -           -     125,000        2,500            -            -

Issued 11,000,000 shares of
  common stock to convert debt
  of $110,000, or $.01 per share,
  February 2002. . . . . . . . .          -           -          -           -  11,000,000      110,000            -            -

Repurchased and cancelled
  3,198,736 shares of common
  stock for cash of $79,500, or
  $.02485 per share, February
  and March 2002 . . . . . . . .          -           -          -           -  (3,198,736)     (79,500)           -            -

                                   [Continued]



                                      AMERICAN  HOSPITAL  RESOURCES,  INC.  AND  SUBSIDIARY

                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                          FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                            [CONTINUED]


                                       Series  A               Series  B                                  Additional   Retained
                                    Preferred  Stock       Preferred  Stock          Common  Stock         Paid-in     Earnings
                                  ---------------------  ---------------------  ------------------------
                                   Shares      Amount     Shares      Amount      Shares       Amount      Capital     (Deficit)
                                  ---------  ----------  ---------  ----------  -----------  -----------  ----------  ------------
Granted 20,000 options to
  purchase common stock,
  March 2002. . . . . . . . . . .         -           -          -           -            -            -           -           -

Issued 1,600,000 shares of
  common stock for services of
  32,000, or $.02 per share,
  March 2002. . . . . . . . . . .         -           -          -           -     1,600,000      32,000           -           -

Issued 2,000,000 shares of
  common stock for cash of
  20,000, or $.01 per share,
  April 2002. . . . . . . . . . .         -           -          -           -     2,000,000      20,000           -           -

Issued 500,000 shares of
  common stock to convert debt
  of $40,789, or $.081578 per
  share, May 2002 . . . . . . . .         -           -          -           -       500,000      40,789           -           -

Issued 3,196,873 shares of
  common stock to acquire
  AHR Subsidiary, June 2002 . . .         -           -          -           -     3,196,873      31,969           -           -

Issued 584,000 shares of
  common stock for services of
  146,000, or $.25 per share,
  August 2002 . . . . . . . . . .         -           -          -           -       584,000     146,000           -           -

Issued 200,000 shares of
  common stock for cash of
  50,000, or $.25 per share,
  net of offering costs of $5,000,
  October 2002. . . . . . . . . .         -           -          -           -       200,000      45,000           -           -

Granted 2,000,000 options to
  purchase common stock,
  November 2002 . . . . . . . . .         -           -          -           -            -           -       882,400          -

                                   [Continued]



                                      AMERICAN  HOSPITAL  RESOURCES,  INC.  AND  SUBSIDIARY

                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                         FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                           [CONTINUED]

                                     Series  A              Series  B                                   Additional   Retained
                                  Preferred  Stock       Preferred  Stock          Common  Stock         Paid-in     Earnings
                               ---------------------  --------------------  --------------------------
                                Shares      Amount     Shares     Amount       Shares        Amount      Capital     (Deficit)
                               ---------  ----------  ---------  ---------  ------------  ------------  ----------  ------------
Granted 300,000 warrants to
  purchase common stock,
  December 2002 . . . . . . .          -           -          -          -            -             -       19,577            -

Issued 2,600,000 shares of
  Series A preferred stock in
  exchange for 13,000,000
  shares of common stock,
  December 2002 . . . . . . .  2,600,000   3,900,000          -          -  (13,000,000)   (3,900,000)           -            -

Net loss for year ended
  December 31, 2002 . . . . .          -           -          -          -            -             -            -   (1,247,310)
                               ---------  ----------  ---------  ---------  ------------  ------------  ----------  ------------
BALANCE, December 31, 2002. .  2,600,000  $3,900,000          -          -    7,614,000   $ 3,759,522   $  955,496  $(8,639,766)
                               =========  ==========  =========  =========  ============  ============  ==========  ============

    The accompanying notes are an integral part of this consolidated financial statement.



              AMERICAN  HOSPITAL  RESOURCES,  INC.  AND  SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For  the  Year  Ended
                                                               December  31,
                                                          ------------------------
                                                              2002         2001
                                                          -------------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . .  $ (1,247,310)  $(58,675)
  Adjustments to reconcile net loss to net cash used
    by operating activities:
    Bad debt expense . . . . . . . . . . . . . . . . . .       102,300          -
    Depreciation . . . . . . . . . . . . . . . . . . . .           205          -
    Non-cash services for common stock . . . . . . . . .       116,000          -
    Non-cash services for common stock options . . . . .       882,400          -
    Non-cash services for common stock warrants. . . . .        19,577          -
    Changes in assets and liabilities:
      Decrease in accounts receivable. . . . . . . . . .       109,440          -
      (Increase) in prepaid expense. . . . . . . . . . .           (75)         -
      Increase (decrease) in accounts payable. . . . . .        18,856     (3,198)
      Increase (decrease) in accrued expenses. . . . . .        54,546     (3,456)
      Increase (decrease) in related party payable . . .        (7,165)    22,500
                                                          -------------  ---------
        Net Cash Provided (Used) by Operating Activities        48,774    (42,829)
                                                          -------------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for accounts receivable . . . . . . . . . . .       (94,500)         -
  Payments for advance to NIPSI. . . . . . . . . . . . .       (50,000)         -
  Payments received on advance to NIPSI. . . . . . . . .        35,000          -
  Payments received on note receivable . . . . . . . . .        30,000          -
  Payments for property and equipment. . . . . . . . . .          (772)         -
  Payments for goodwill. . . . . . . . . . . . . . . . .       (55,020)         -
  Cash (used) by acquisition of AHR Subsidiary . . . . .       (17,283)         -
                                                          -------------  ---------
        Net Cash (Used) by Investing Activities. . . . .      (152,575)         -
                                                          -------------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable. . . . . . . . . . . . . .       120,000     20,000
  Proceeds from sale of common stock . . . . . . . . . .        70,000     15,000
  Payments to repurchase common stock. . . . . . . . . .       (79,500)         -
                                                          -------------  ---------
        Net Cash Provided by Financing Activities. . . .       110,500     35,000
                                                          -------------  ---------

                                   [Continued]



             AMERICAN  HOSPITAL  RESOURCES,  INC.  AND  SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   [CONTINUED]

                                                    For  the  Year  Ended
                                                        December  31,
                                                    ----------------------
                                                        2002        2001
                                                    ------------  --------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . .         6,699   (7,829)

CASH AT BEGINNING OF THE YEAR. . . . . . . . . . .            80    7,909
                                                    ------------  --------

CASH AT END OF THE YEAR. . . . . . . . . . . . . .  $      6,779  $    80
                                                    ============  ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . .  $          -  $     -
    Income taxes . . . . . . . . . . . . . . . . .  $          -  $     -


SUPPLEMENTAL  SCHEDULE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:

     For  the  year  December  31,  2002:
          In February 2002, the Company issued 675,000 shares of common stock as payment of $7,500 of services related to the acquisition of AHR Subsidiary.

          In February and May 2002, the Company issued 11,500,000 shares of common stock for a $30,000 note receivable and to convert $100,000 of notes payable and $1,281 of accrued interest.

          In March 2002, the Company issued 1,600,000 shares of common stock as payment of $10,000 of accounts payable and $22,000 of related party payable.

          In March 2002, the Company granted 20,000 options to purchase common stock to attract new directors.

          In May 2002, the Company issued 500,000 shares of common stock to convert $40,000 of notes payable and $789 of accrued interest.



                                   [Continued]

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   [CONTINUED]

          In June 2002, the Company issued 3,196,873 shares of common stock to acquire AHR Subsidiary.

          In August 2002, the Company issued 584,000 shares of common stock as payment and prepayment of $146,000 of services.

          In October 2002, the Company sold shares of common stock and recorded the stock offering costs of $5,000 in accounts payable.

          In November 2002, the Company granted 2,000,000 options to purchase common stock as payment of $882,400 of services.

          In December 2002, the Company entered into an Equity Line of Credit Agreement to sell shares of common stock and recorded the stock offering costs of $1,059,424 in accounts payable.

          In December 2002, the Company granted 300,000 warrants to purchase common stock as payment of $19,577 of services.

          In December 2002, the Company issued 2,600,000 shares of Series A preferred stock in exchange for 13,000,000 shares of common stock which were then cancelled.

     For  the  year  December  31,  2001:
          None








    The accompanying notes are an integral part of these consolidated financial statements.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     ORGANIZATION - American Hospital Resources, Inc. ("Parent") was organized under the laws of the State of Utah on May 9, 1972 as High-Line Investment & Development Company. In 1977, Parent changed its name to Gayle Industries, Inc. In 1978, Parent merged into Swing Bike. In 1979, Parent changed its name to Horizon Energy Corporation. In 1992, Parent changed its name to Millennium Entertainment Corp. In 1993, Parent changed its name to New Horizon Education, Inc. In 1993, Parent also organized a wholly owned subsidiary with the sole purpose of merging with Ruff Network Marketing, Inc. In 1997, Parent sold its wholly owned subsidiary to Phoenix Ink, LLC. On June 17, 2002, Parent changed its name to American Hospital Resources, Inc. Prior to 2002, Parent was considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.

     American Hospital Resources, Inc. ("AHR Subsidiary") was organized under the laws of the State of Delaware on August 27, 1999 as Frozen Enterprises, Inc. On February 16, 2002, AHR Subsidiary changed its name to American
     Hospital Resources, Inc. On December 31, 2002, the Board of Directors determined to dissolve AHR Subsidiary. AHR Subsidiary is not in good standing with the State of Delaware [See Note 17].

     NIPSI Pharmacy of Texas ("NPT Subsidiary") was organized as a wholly owned subsidiary under the laws of the State of Nevada on December 19, 2002 to provide pharmacy services.

     American Hospital Resources, Inc., AHR Subsidiary and NPT Subsidiary ("the Company") provides hospital consulting and management. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     CONSOLIDATION - The consolidated financial statements include the accounts of Parent, its wholly owned AHR Subsidiary and its wholly owned NPT Subsidiary. All significant intercompany transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     ACCOUNTS AND LOANS RECEIVABLE - The Company records accounts and loans receivable at the lower of cost or fair value. The Company determines the lower of cost or fair value of nonmortgage loans on an individual asset basis. The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past due. The Company recognizes interest income on a loan receivable based on the stated interest rate over the term of the loan. The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable. The Company estimates allowances for doubtful accounts and loan losses based on the aged receivable balance and historical losses. The Company records interest income on delinquent accounts and loans receivable only when payment is received. The Company first applies payments received on delinquent accounts and loans receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts and loans receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts and loans receivable to be past due or delinquent based on contractual terms.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  [CONTINUED]

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures for additions and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of five years [See Note 6].

     WEBSITE COSTS - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. As of December 31, 2002 the Company has capitalized a total of $1,541 of website costs which are included in property and equipment. The Company did not incur any planning costs and did not record any research and development costs for the years ended December 31, 2002 and 2001.

     INTANGIBLE ASSETS - The Company accounts for their intangible assets in accordance with Statement of Financial Accounting Standards No. 142,
     "Goodwill  and  Other  Intangible  Assets"  [See  Note  7].

     STOCK OFFERING COSTS - Costs related to proposed stock offerings are deferred and will be offset against the proceeds of the offering. In the event a stock offering is unsuccessful, the costs related to the offering will be written off to expense.

     REVENUE RECOGNITION - The Company's revenue comes from the management of hospitals and from the sale of hospital property. Revenue from the management of hospitals is recognized over the term of the managing agreement. A portion of the managing services is subcontracted out by the Company to third party vendors. These direct costs are recorded by the Company as general and administrative expenses. Revenue from the sale of hospital property is recorded when property is sold. The Company has purchased the right to receive a portion of the revenues from a consulting and asset sale agreement. Revenue derived from the purchased contract rights is recorded as received on a net basis. On a net basis, only the share of revenue belonging to the Company is recorded as revenue.

     STOCK BASED COMPENSATION - The Company accounts for their stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, the Company has elected to determine net income using previous accounting standards.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  [CONTINUED]

     LOSS PER SHARE - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 14].

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

     RECENTLY ENACTED ACCOUNTING STANDARDS - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB
     Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     RECLASSIFICATION - The financial statements for periods prior to December 31, 2002 have been reclassified to conform to the headings and classifications used in the December 31, 2002 financial statements.

NOTE  2  -  ACQUISITION  AND  VOIDING  OF  ACQUISITION

     On December 13, 2002, Parent signed an asset purchase agreement with NIPSI Healthcare of Houston Limited Partnership ("NIPSI") and NIPSI of Houston, Inc. ("NIPSI General Partner"). The agreement provided for Parent to assume certain liabilities of NIPSI and to sign an unsecured 18-month $150,000 note payable to NIPSI for most of the operating assets of NIPSI. The agreement also included a non-compete covenant from NIPSI and NIPSI General Partner. The acquisition closed December 16, 2002; however, subsequently, in a default judgement against NIPSI in favor of a creditor, the court voided and nullified the transfer of NIPSI assets to the Company [See Note 17]. Also, NIPSI General Partner sent a demand letter to the Company to rescind the asset purchase agreement and claiming damages of $120,000 against the Company [See Note 17]. The financial statements reflect the acquisition as having been voided or rescinded and any expenses associated with the voided acquisition have been classified as a cost of the unsuccessful NIPSI acquisition.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3  -  ACQUISITION

     On April 3, 2002, Parent signed an agreement and plan of reorganization with Phase One, LLC and AHR Subsidiary. The agreement provided for Parent to issue 3,196,873 shares of its common stock for all 1,500 shares of AHR Subsidiary's common stock. In connection with the proposed reorganization, Parent previously issued a total of 13,000,000 shares of its common stock to Phase One, LLC for $130,000 in financing. The agreement called for former shareholders of AHR Subsidiary to receive up to 12,870,000 shares of the common stock issued to Phase One, LLC based on the performance of the Company. In connection with the agreement, Parent amended its articles of incorporation to authorize 10,000,000 shares of preferred stock and to change its name to American Hospital Resources, Inc. Also in connection with the agreement, Parent and AHR Subsidiary entered into three-year consulting agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. [See Note 15]. As a result of the agreement, the former officers and directors of the Company resigned and new officers and directors were appointed. The acquisition closed June 17, 2002 and has been accounted for as a purchase of AHR Subsidiary. The Company recorded goodwill of $60,321 as a result of the acquisition. On December 31, 2002, the agreement and plan of reorganization was amended to exchange the 13,000,000 shares of the Company's common stock that had been issued to Phase One, LLC for 2,600,000 shares of the Company's Series A preferred stock. The agreement was further amended to issue the 2,600,000 shares of Series A preferred stock to the Company's Chief Executive Officer for value received by Phase One, LLC, which effected a change in control of the Company. The amended agreement also grants the Company's Chief Executive Officer the right to convert, at any time, any or all of the common stock that he received under the agreement into Series A preferred stock at a rate of five shares of common stock into one share of Series A preferred stock.

     The following is the unaudited condensed balance sheet of AHR Subsidiary at June 17, 2002, the date the acquisition closed.


                                                 June 17,
                                                   2002
                                                 ---------
ASSETS:
  Accounts receivable . . . . . . . . . . . . .  $  64,740
  Related party receivable. . . . . . . . . . .     52,500
  Property and equipment, net . . . . . . . . .      1,176
                                                 ---------
                                                 $ 118,416
                                                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
  Bank overdraft. . . . . . . . . . . . . . . .  $  17,283
  Accounts payable. . . . . . . . . . . . . . .      3,784
  Accrued expenses. . . . . . . . . . . . . . .     56,516
  Related party payable . . . . . . . . . . . .      6,666
  Common stock. . . . . . . . . . . . . . . . .      1,500
  Retained earnings . . . . . . . . . . . . . .     32,667
                                                 ---------
                                                 $ 118,416
                                                 =========

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  3  -  ACQUISITION  [CONTINUED]

     The following is an unaudited proforma condensed consolidated statement of operations as if the acquisition had occurred on December 31, 2001:



                            For the
                           Year Ended
                          December 31,
                              2002
                         --------------
  Revenues. . . . . . .  $     289,620
  Expenses. . . . . . .     (1,498,861)
  Other expenses. . . .         (1,122)
                         --------------
  Loss from operations.     (1,210,363)

  Tax expense . . . . .              -
                         --------------
  Net loss. . . . . . .  $  (1,210,363)
                         ==============

  Loss per common share  $        (.07)
                         ==============

NOTE  4  -  ACCOUNTS  RECEIVABLE

     Accounts  receivable  consisted  of  the  following  at:


                                                  December 31,
                                                      2002
                                                 --------------
Parkview management consulting services . . . .  $       7,800
Parkview purchased commission on sale of assets         94,500
                                                 --------------
                                                       102,300

Less: allowance for doubtful accounts . . . . .       (102,300)
                                                 --------------
Net accounts receivable . . . . . . . . . . . .  $           -
                                                 ==============

     At December 31, 2002, the Company had receivables from two agreements with Parkview. Parkview is undergoing bankruptcy reorganization and the receivables were generated as part of the reorganization. While management expects to collect on both Parkview receivables, collection is not certain and an allowance has been recorded.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  5  -  ADVANCE  TO  NIPSI

     Advance  to  NIPSI  consisted  of  the  following  at:


                       December 31,
                           2002
                       -------------
Advance to NIPSI. . .  $      15,000
                       -------------
Net advance to NIPSI.  $           -
                       =============

     At December 31, 2002, the Company had made advances to NIPSI which had not been repaid. Subsequently, the Company received $15,000 from NIPSI; however, NIPSI General Partner subsequently rescinded an asset purchase agreement and, in a default judgement against NIPSI in favor of a creditor, the court voided and nullified the transfer of NIPSI assets to the Company [See Notes 2 and 17].

NOTE  6  -  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consisted  of  the  following  at:


                                 December 31,
                                     2002
                                --------------
Office equipment . . . . . . .  $         431
Website. . . . . . . . . . . .          1,541
                                --------------
                                        1,972

Less: accumulated depreciation           (229)
                                --------------
Net property and equipment . .  $       1,743
                                ==============

     Depreciation expense for the years ended December 31, 2002 and 2001 was $205 and $0, respectively.

NOTE  7  -  GOODWILL

     The Company has no indefinite-life or definite-life intangible assets. The following is a summary of the Company's goodwill.

     Goodwill  at  December  31,  2001                        $        -
     Goodwill  from  acquisition  of  AHR  Subsidiary             60,321
                                                               ---------
     Goodwill  at  December  31,  2002                        $   60,321
                                                              ==========

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  8  -  ACCRUED  EXPENSES

     Accrued  expenses  consist  of  the  following  at:


                                        December 31,
                                            2002
                                        -------------
  Accrued payroll and related expenses  $     109,940
                                        -------------
  Total accrued expenses . . . . . . .  $     109,940
                                        =============

NOTE  9  -  NOTES  PAYABLE

     On February 27, 2002, the Company signed a $40,000 convertible note payable to McKinley Enterprises, Inc. Profit Sharing Plan. The note accrued interest at 8% per annum, was due February 27, 2003 and was convertible after 90 days to 500,000 shares of common stock. On May 30, 2002, the $40,000 note payable and its accrued interest of $789 were converted to 500,000 shares of common stock [See Note 10].

     On July 11, 2001, the Company signed a $20,000 note payable to Growth Ventures Inc., Pension Plan and Trust. The note accrued interest at 10% per annum and was due October 9, 2001 but was extended through February 11, 2002. On February 27, 2002, the Company issued 500,000 shares of common stock as full payment of the $20,000 note payable and its accrued interest of $1,281 [See Note 10].

NOTE  10  -  CAPITAL  STOCK

     PREFERRED STOCK - The Company has authorized 10,000,000 shares of preferred stock, no par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. On December 30, 2002, the Company's Board of Directors designated 5,000,000 shares as Series A and 5,000,000 shares as Series B.

     SERIES A PREFERRED STOCK - Each share of Series A preferred stock has the voting rights of 5 shares of common stock, is convertible into 5 shares of common stock and is entitled to receive a $.0575 annual dividend payable monthly. The total annual dividend for all shares of Series A preferred stock is limited to 50% of the Company's earnings before interest, taxes, depreciation and amortization for the year and the monthly payments are adjusted accordingly. In addition, if shares of the Series A preferred stock are required to be converted as part of a sale or merger of the Company, then each share of Series A preferred stock is convertible into
     5.5  shares  of  common  stock.

     In December 2002, the Company issued 2,600,000 shares of their previously authorized but unissued Series A preferred stock in exchange for 13,000,000 shares of the Company's common stock.

     SERIES B PREFERRED STOCK - Each share of Series B preferred stock is convertible into 1 share of common stock and is entitled to receive a 6.5% annual dividend payable quarterly. The 6.5% annual dividend is based on the purchase price paid to or the consideration received by the Company.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10  -  CAPITAL  STOCK  [CONTINUED]

     COMMON STOCK - The Company has authorized 100,000,000 shares of common stock with no par value. In December 2002, the Company repurchased and cancelled 13,000,000 shares of the Company's issued and outstanding common stock for 2,600,000 shares of Series A preferred stock.

     In October 2002, the Company issued 200,000 shares of their previously authorized but unissued common stock for cash of $50,000, or $.25 per share. Stock offering costs of $5,000 were netted against the proceeds.

     In August 2002, the Company issued 584,000 shares of their previously authorized but unissued common stock for services valued at $146,000, or $.25 per share. At December 31, 2002, services valued at $30,000 have not yet been rendered and have been recorded as prepaid expense [See Note 15].

     In June 2002, in connection with an agreement and plan of reorganization, the Company issued 3,196,873 shares of their previously authorized but unissued common stock to acquire AHR Subsidiary [See Note 3].

     In May 2002, the Company issued 500,000 shares of their previously authorized but unissued common stock to convert a $40,000 note payable and their accrued interest of $789, or $.081578 per share.

     In April 2002, the Company issued 2,000,000 shares of their previously authorized but unissued common stock to Phase One, LLC for cash of $20,000, or $.01 per share.

     In March 2002, the Company issued 1,600,000 shares of their previously authorized but unissued common stock as payment of $10,000 of accounts payable and $22,000 of related party payable, or $.02 per share.

     In February and March 2002, the Company repurchased and cancelled 3,198,736 shares of the Company's issued and outstanding common stock for cash in the amount of $79,500, or $.024854. The Company had offered to repurchase the shares for an amount up to the original sales price because the National Association of Securities Dealers had imposed a special restriction on the trading of these shares.

     In February 2002, the Company issued 11,000,000 shares of their previously authorized but unissued common stock to Phase One, LLC for a $30,000 note receivable and to convert $80,000 of notes payable. Total consideration amounted to $110,000, or $.01 per share. This issuance resulted in a change in control of the Company.

     In February 2002, the Company issued 125,000 shares of their previously authorized but unissued common stock for services rendered related to the acquisition of AHR Subsidiary valued at $2,500, or $.02 per share.

     In February 2002, the Company issued 450,000 shares of their previously authorized but unissued common stock for services rendered related to the acquisition of AHR Subsidiary valued at $5,000, or $.01 per share.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10  -  CAPITAL  STOCK  [CONTINUED]

     In February 2002, the Company issued 500,000 shares of their previously authorized but unissued common stock to convert a $20,000 note payable and its accrued interest of $1,281, or $.04256 per share.

     In January 2001, the Company entered into a stock subscription agreement with a former director of the Company. The agreement was originally for the sale of 7,500,000 shares of the Company's previously authorized but unissued common stock for $15,000, or $.002 per share. However, on August 3, 2001, the Company renegotiated the stock transaction and both parties agree that only 750,000 shares should have been issued for $15,000, or $.02 per share. Accordingly, the additional 6,750,000 shares have been cancelled. The financial statements have been restated to reflect the issuance of 750,000 shares as of February 2001.

     STOCK OPTIONS - In November 2002, the Company granted 2,000,000 options to purchase common stock at $.50 per share for services rendered valued at $882,400. The options vested immediately and are exercisable for three years. At December 31, 2002, none of these options had been exercised, forfeited or cancelled.

     In March 2002, the Company granted 20,000 options to purchase common stock at $.05 per share to attract new directors to Company. The options vested immediately and are exercisable for two years. At December 31, 2002, none of these options had been exercised, forfeited or cancelled.

     STOCK WARRANTS - In December 2002, the Company granted 300,000 warrants to purchase common stock to directors and NIPSI personnel for services rendered valued at $19,577. The warrants were granted from the 2003 Stock Bonus Pool, vested immediately and are exercisable at $.25 per share for five years. At December 31, 2002, none of these warrants had been exercised, forfeited or cancelled.

     STOCK OPTION AND WARRANT COMPENSATION COST - The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock options and warrants been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:


                                         For  the  Year  Ended
                                             December  31,
                                        -----------------------
                                            2002        2001
                                        ------------  ---------
  Net Loss. . . . . . .  As reported    $(1,247,310)  $(58,675)
    Pro forma . . . . .  $ (1,298,050)  $   (58,675)

  Loss Per Common Share  As reported    $      (.08)  $   (.02)
    Pro forma . . . . .  $       (.08)  $      (.02)

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10  -  CAPITAL  STOCK  [CONTINUED]

     The fair value of each option and warrant granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions used for the grants on December 31, 2002: risk-free interest rate of 2.78%, expected dividend yield of zero, expected lives of 5 years and expected volatility of 100%. The following assumptions were used for grants on November 1, 2002: risk-free rate of 2.92%, expected dividend yield of zero, expected lives of 3 years and expected volatility of 100%. The following assumptions were used for grants on March 14, 2002: risk-free rate of 3.63%, expected dividend yield of zero, expected lives of 2 years and expected volatility of 100%. The following assumptions were used for grants on March 4, 2002: risk-free rate of 3.24%, expected dividend yield of zero, expected lives of 2 years and expected volatility of 100%.

     INCENTIVE STOCK BONUS PLAN - On December 31, 2002, the Board of Directors of the Company adopted the Incentive Stock Bonus Plan ("the Plan"). The Plan provides for the granting of 5-year warrants to purchase shares of common stock to directors, senior management and certain key employees.
     Awards under the Plan will be granted as determined by the Board of Directors. The Board of Directors further authorized the 2003 Stock Bonus Pool which consists of 1,000,000 warrants to purchase common stock at $.25 per share. At December 31, 2002, total warrants available to be granted from the 2003 Stock Bonus Pool amounted to 700,000.

     A summary of the status of the warrants granted under the Company's Incentive Stock Bonus Plan at December 31, 2002 is presented below:


                                               December  31,  2002
                                         -------------------------------
                                                         Weighted Average
                                             Shares      Exercise Price
                                         --------------  ----------------
Outstanding at beginning of year. . . .               -  $             -
Granted . . . . . . . . . . . . . . . .         300,000  $           .25
Exercised . . . . . . . . . . . . . . .               -  $             -
Forfeited . . . . . . . . . . . . . . .               -  $             -
Expired . . . . . . . . . . . . . . . .               -  $             -
                                         --------------  ----------------
Outstanding at end of year. . . . . . .         300,000  $           .25
                                         --------------  ----------------
Weighted average fair value of warrants
  granted during the year . . . . . . .         300,000  $           .25
                                         ==============  ================

     A summary of the status of the warrants outstanding under the Company's Incentive Stock Bonus Plan at December 31, 2002 is presented below:


                           Warrants  Outstanding            Warrants  Exercisable
           -------------------------------------------  -------------------------------
Range  of               Weighted-Average Weighted-Average               Weighted-Average
Exercise   Number       Remaining         Exercise         Number        Exercise
Prices     Outstanding  Contractual Life  Price            Exercisable   Price
---------  -----------  ----------------  ---------------  ------------  -----------------
      .25      300,000       5.0 years     $      .25        300,000      $      .25
---------  -----------  ----------------  ---------------  ------------  -----------------

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  11  -  INCOME  TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2002, the Company has available unused operating loss carryforwards of approximately $270,000, which may be applied against future taxable income and which expire in various years through 2022. If certain substantial changes in the Company's ownership should occur, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

     At December 31, 2002, the total of all deferred tax assets was approximately $205,000 and the total of all deferred tax liabilities was $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $205,000. The net change in the valuation allowance was approximately $168,000 during the year ended December 31, 2002.

     The temporary differences gave rise to the following deferred tax asset (liability):


                                December 31,
                                    2002
                                -------------
  Excess of tax over financial
    accounting depreciation. .  $         126
  Accrued compensation . . . .         43,794
  Capital loss carryover . . .         12,945
  Allowance for bad debt . . .         40,751
  Net operating loss carryover        107,399

     The components of federal income tax expense from continuing operations consisted of the following for the year ended:


                               December 31,
                                   2002
                               -------------
  Current income tax expense:
    Federal . . . . . . . . .  $           -
    State . . . . . . . . . .              -
                               -------------
  Net current tax expense . .  $           -
                               -------------

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  11  -  INCOME  TAXES  [CONTINUED]

     Deferred  tax  expense  (benefit)  resulted  from:
          Excess  of  tax  over  financial
            accounting  depreciation                          $     (126)
          Accrued  compensation                                  (43,794)
          Capital  loss  carryover                               (12,945)
          Allowance  for  bad  debts                             (40,751)
          Net  operating  loss  carryover                        (70,672)
          Valuation  allowance                                    168,288
                                                              -----------
     Net  deferred  tax  expense                              $         -
                                                              ===========

     Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

     The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the year ended:


                                              December 31,
                                                  2002
                                              -------------
  Computed tax at the expected
    federal statutory rate . . . . . . . . .         34.00%
  State income taxes, net of federal benefit          5.83
  Compensation due to issue of options . . .        (28.81)
  Other. . . . . . . . . . . . . . . . . . .          2.47
  Valuation allowance. . . . . . . . . . . .        (13.49)
                                              -------------
  Effective income tax rates . . . . . . . .          0.00%
                                              =============

NOTE  12  -  GOING  CONCERN

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

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  13  -  RELATED  PARTY  TRANSACTIONS

     NOTE RECEIVABLE - On February 27, 2002, the Company received a $30,000 note receivable from Phase One, LLC for the issuance of common stock [See Note 10]. The note was due May 28, 2002 and accrued interest at 10% per annum. The note was paid on March 31, 2002 with no interest being recognized on the note.

     PAYABLES - The Chief Executive Officer of the Company has paid expenses on behalf of the Company. At December 31, 2002, the Company had fully reimbursed the officer/shareholder.

     NOTES PAYABLE - On January 25, 2002, the Company signed a $30,000 convertible note payable to Phase One, LLC. The note was due January 25, 2003, accrued interest at 10% per annum and was convertible to 3,000,000 shares of common stock. On February 27, 2002, the note was converted to common stock and no interest was recognized on the note [See Note 10].

     On February 11, 2002, the Company signed a $50,000 convertible note payable to Phase One, LLC. The note was due February 11, 2003, accrued interest at 10% per annum and was convertible to 5,000,000 shares of common stock. On February 27, 2002, the note was converted to common stock and no interest was recognized on the note [See Note 10].

     SERIES A PREFERRED STOCK FOR COMMON STOCK - In December 2002, the Company issued 2,600,000 shares of Series A preferred stock to Phase One, LLC in exchange for 13,000,000 shares of common stock [See Note 10].

     COMMON STOCK ISSUANCES - In April 2002, the Company issued 2,000,000 shares of common stock to Phase One, LLC for cash of $20,000 [See Note 10].

     In March 2002, the Company issued 1,100,000 shares of common stock to their former President as payment of $22,000 for services previously rendered [See Note 10].

     In February 2002, the Company issued 11,000,000 shares of common stock to Phase One, LLC for a $30,000 note receivable and to convert $80,000 of notes payable [See Note 10].

     In February 2001, the Company issued 750,000 shares of common stock to a former director for cash of $15,000 [See Note 10].

     OPTIONS - In March 2002, the Company granted 20,000 options to purchase common stock to attract new directors to the Company [See Note 10].

     WARRANTS - In December 2002, the Company granted 275,000 warrants to purchase common stock to directors of the Company for services rendered valued at $13,750 [See Note 10].

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  13  -  RELATED  PARTY  TRANSACTIONS  [CONTINUED]

     MANAGEMENT COMPENSATION - During the years ended December 31, 2002 and 2001, respectively, the Company expensed $67,500 and $0 as salary to the Chief Executive Officer. During the years ended December 31, 2002 and 2001, respectively, the Company expensed $0 and $22,500 as salary to the former President. At December 31, 2002, the Company owed $108,342 in accrued salary. The accrued salary is all payable to the Chief Executive Officer and includes amounts accrued prior to the acquisition of AHR Subsidiary.

     In  February  2002,  the  Company  paid  $1,500  to their former directors.

     In March 2002, the Company granted 20,000 options to purchase common stock to attract new directors to the Company [See Note 10].

     In December 2002, the Company granted 275,000 warrants to purchase common stock to directors of the Company for services rendered valued at $13,750 [See Note 10].

     OFFICE SPACE - Beginning October 1, 2002, the Company pays their Chief Executive Officer $500 per month on a month-to-month basis for use of his office space. The Company previously paid their former President $100 per month on an as-needed, month-to-month basis. Total rents to the Chief Executive Officer and President amounted to $2,100 and $400, respectively, for the years ended December 31, 2002 and 2001.

     PURCHASE AND SALE AGREEMENT - On September 15, 2002, the Company signed a Purchase and Sale Agreement with Gaelic Capital Group ("Gaelic"), an entity controlled by the Company's Chief Executive Officer. The agreement calls for the Company to pay $94,500 to Gaelic for the right to receive all of the receipts that were then owed to Gaelic as part of a February 11, 2002 agreement ("February Agreement") between Gaelic and Parkview Community Hospital Medical Center ("Parkview"). The Company had made advances totaling $94,500 in anticipation of the agreement. Under the February Agreement, the Company will receive 6% of the sales price for the sale of the peripheral assets of Parkview. During the year ended December 31, 2002, the Company collected none of this receivable and recognized no revenues as part of this agreement. At December 31, 2002, the Company was owed a total of $218,100 from this agreement.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  14  -  LOSS  PER  SHARE

     The following data show the amounts used in computing loss per share for the periods:



                                           For  the  Year  Ended
                                               December  31,
                                        --------------------------

                                            2002          2001
                                        -------------  -----------
  Net loss available to common
    stockholders (numerator) . . . . .  $ (1,247,310)  $  (58,675)
                                        -------------  -----------
  Weighted average number of
    common shares outstanding
    used in loss per common
    share for the period (denominator)    16,227,105    3,535,630
                                        -------------  -----------

     At December 31, 2002, the Company had 2,020,000 outstanding options, 300,000 outstanding warrants and preferred stock convertible into 13,000,000 shares of common stock which were not used in the computation of loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE  15  -  COMMITMENTS  AND  CONTINGENCIES

     COMMON STOCK CONVERSION RIGHT - On December 31, 2002, the Company's Chief Executive Officer was granted the right to convert shares of common stock that he had received under an agreement and plan of reorganization into Series A preferred stock at a rate of five shares of common stock into one share of Series A preferred stock [See Note 3].

     CONSULTING AGREEMENTS - On January 15, 2002, the Company entered into a six-month consulting agreement with Synergistic Connections, Inc. to assist the Company in selecting and negotiating the acquisition of potential merger candidates. The Company paid $60,000 and issued stock valued at $12,500 to Synergistic Connections, Inc. as part of this agreement.

     On April 1, 2002, the Company signed three-year consulting agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. (collectively "Consultants"). The agreements call for the Company to pay $10,000 per month for consulting services. In August 2002, the Company issued 480,000 shares of common stock to Consultants for services valued at $120,000 [See Note 10]. During the year ended December 31, 2002, the Company paid $90,000 for services rendered by Consultants under these agreements. At December 31, 2002, the Company has paid for $30,000 of consulting services which have not yet been rendered and are classified as prepaid expense.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  15  -  COMMITMENTS  AND  CONTINGENCIES  [CONTINUED]

     EQUITY LINE OF CREDIT AGREEMENT - On November 4, 2002, the Company signed an Equity Line of Credit Agreement with Cornell Capital Partners, LP ("Cornell"). The agreement calls for the Company to sell up to $10,000,000 of common stock to Cornell at 95% of the closing bid price for the five preceding trading days. The agreement requires that the shares of common stock be registered with the Securities and Exchange Commission and that the shares be sold in intervals over a two-year period commencing after such registration is effective. The agreement calls for the Company to issue common stock as payment of a commitment fee of $290,000 and associated legal fees of $10,000 which are classified as deferred stock offering costs. The agreement also states that, at the time of stock sale transaction, the Company will pay $500 in legal fees and pay Cornell 7% of the proceeds received. The agreement was negotiated by consultants of the Company under finder agreements [See below]. At December 31, 2002, the commitment fee of $290,000 and associated legal fees of $10,000 were still unpaid and are classified as accounts payable.

     FINDER AGREEMENTS - On April 1, 2002, the Company signed three-year finder agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. (collectively "Consultants"). The agreements call for the Company to pay finders' fees of 10% of the first $3,000,000, 8% of the next $3,000,000, 6% of the next $3,000,000, and 4% of any additional funding provided through the efforts of Consultants. In October 2002, the Company sold 200,000 shares of common stock for cash of $50,000 which was negotiated by Consultants and the Company recorded stock offering costs of $5,000 which were offset against the proceeds [See Note 10]. In December 2002, the Company signed a $10,000,000 Equity Line of Credit Agreement which was negotiated by Consultants and the Company recorded stock offering costs of $757,000 which are classified as deferred stock offering costs [See above]. At December 31, 2002, finders' fees of $762,000 were still unpaid and are classified as accounts payable.

     POSSIBLE NIPSI CLAIMS - For approximately three months, the Company operated the assets of NIPSI pursuant to an asset purchase agreement [See
     Notes 2 and 17]. Company management believes that the Company is not responsible for any liabilities of NIPSI, but the possibility exists that creditors and others seeking relief from NIPSI may also include the Company in claims and suits based on the previous relationship. The Company is not currently named in, nor is it aware of, any such claims or suits against NIPSI. Company management believes that the Company would be successful in defending against any such claims. No accrual for possible losses or settlements has been recorded in the accompanying financial statements. As further disclosed in Note 17, NIPSI General Partner is claiming damages of $120,000 against the Company.

     OFFERS TO PURCHASE - On September 17, 2002, the Company signed an Offer to Purchase to acquire all of the assets of Quantum Pharmacy Alliance, Ltd. ("Quantum"). The offer calls for the Company to purchase all of the assets of Quantum for one of two financing alternatives at Quantum's option. The first alternative is $250,000 cash, $500,000 as a five-year, 6% note payable and $400,000 as Series B preferred stock. The second alternative is $650,000 as a five-year, 6% note payable and $850,000 as Series B preferred stock.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  15  -  COMMITMENTS  AND  CONTINGENCIES  [CONTINUED]

     On October 31, 2002, the Company signed an Offer to Purchase with Coastalmed Inc. and Coastalmed of Panama City, Inc. The offer called for the Company to purchase all of the assets of Coastalmed Inc. and Coastalmed of Panama City, Inc. for $7,000,000 payable as $4,000,000 cash, $1,375,000 as a five-year, 6.5% note payable with interest-only payments for the first 18 months and $1,625,000 as Series B preferred stock. This offer expired and was subsequently replaced by a new Offer to Purchase [See Note 17].

NOTE  16  -  CONCENTRATIONS  OF  CREDIT  RISK

     ACCOUNTS RECEIVABLE - At December 31, 2002, the Company has accounts receivable of $102,300 which is owed by only one customer.

     GEOGRAPHIC REGION - During the year ended December 31, 2002, all of the Company's sales and operations were located in and around Riverside, California.

     SIGNIFICANT CUSTOMER - During the year ended December 31, 2002, the Company had one customer that accounted for all of the Company's revenues. The loss of this significant customer could adversely affect the Company's business and financial position.

NOTE  17  -  SUBSEQUENT  EVENTS

     COMMON STOCK AUTHORIZED - Although none of the shares have been issued, in February 2003 the Board of Directors authorized the future issuance of 720,000 shares of common stock to consultants and an attorney.

     COMMON STOCK ISSUANCES - In January 2003, the Company issued 1,000,000 shares of common stock as an enticement on an Offer to Purchase [See below].

     In February 2003, the Company issued 40,000 shares of common stock for cash of $10,000, or $.25 per share.

     DISSOLUTION AND STANDING OF AHR SUBSIDIARY - The Company is currently working with the State of Delaware to resolve the taxes due in order for AHR Subsidiary to be in good standing and the Company is preparing articles of dissolution for AHR Subsidiary.

     FINANCING AGREEMENTS - In February 2003, the Company retained Douglas A. Jackson to negotiate a line of credit for the Company. The Company agreed to pay $5,000 plus 5% of the proceeds received by the Company.

     In March 2003, the Company retained Douglas A. Jackson to negotiate a 5-year $6,000,000 loan for the Company. The Company agreed to pay $12,500 plus 5% of the proceeds received by the Company.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  17  -  SUBSEQUENT  EVENTS  [CONTINUED]

     JUDGEMENT AND VOIDING OF ACQUISITION - In March 2003, the Company was notified that they were to be joined as defendants in a suit brought by AmeriSource Bergen Corporation ("AmeriSource") against NIPSI. The original suit by AmeriSource sought to recover $480,335 from NIPSI for failing to honor a contract. In March 2003, AmeriSource filed a supplemental petition to enjoin any transfer of assets from NIPSI to the Company. In April 2003, the court entered a default judgement against NIPSI. The court found that NIPSI had fraudulently transferred assets to the Company to avoid the claims of AmeriSource. The court voided and nullified the transfer of assets from NIPSI to the Company and ordered NIPSI to pay $551,264 to AmeriSource. As a result of these proceedings, the asset purchase agreement between the Company, NIPSI and NIPSI General Partner was voided and the Company was released as a defendant. The financial statements reflect the acquisition as having been voided or rescinded and any expenses associated with the voided acquisition have been classified as a cost of the unsuccessful NIPSI acquisition.

     NIPSI DEMAND LETTER - In March 2003, NIPSI and NIPSI General Partner sent a demand letter to the Company to rescind the asset purchase agreement with the Company because certain conditions of the agreement were not satisfied. NIPSI General Partner is claiming damages of $120,000 against the Company. The financial statements reflect the acquisition as having been voided or rescinded and the expenses associated with the voided acquisition have been classified as a cost of the unsuccessful NIPSI acquisition. No accrual for possible losses or settlements, including the $120,000 in damages claimed by NIPSI General Partner, has been recorded in the accompanying financial statements.

     OFFERS TO PURCHASE - In January 2003, the Company signed an Offer to Purchase with Coastalmed Inc. and Coastalmed of Panama City, Inc. to replace the offer signed October 31, 2002. The new offer calls for the Company to purchase 100% of the stock of Coastalmed Inc. and Coastalmed of Panama City, Inc. for $8,400,000 payable as $4,900,000 cash, $1,625,000 as a five-year, 6.5% note payable with interest-only payments for the first 18 months and $1,875,000 as Series B preferred stock. The Company also issued 1,000,000 shares of common stock as partial consideration [See above].

     In January 2003, the Company signed an Offer to Purchase Rx Solutions, Inc. The offer calls for the Company to purchase 100% of the stock of Rx Solutions, Inc. for $2,250,000 payable as $1,100,000 cash, $750,000 as a five-year, 6% note payable with interest-only payment for the first 18 months and $400,000 as Series B preferred stock.

     POSSIBLE LEGAL ACTION - In March 2003, the Company was notified that Pre-Employment Screening, Inc., Lawrence J. Altman, Gateway Legal Services, Inc. and Fun Services of Kansas City plan to file suit to seek $12,000 for alleged violations of the Telephone Consumer Protection Act. The Company denies the allegations and intends to vigorously defend themselves in this matter. No accrual for possible losses or settlements has been recorded in the accompanying financial statements.

     SERIES A PREFERRED STOCK ISSUANCE - In April 2003, the Company issued 47,000 shares of Series A preferred stock for cash of $23,500, or $.50 per share.