Form 10QSB
period 2003-03-31
AMERICAN HOSPITAL RESOURCES INC
filed 2003-05-15
CIK 1127005

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  March  31,  2003

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

At March 31, 2003 the issuer had 8,654,000 shares of no par value common stock issued and outstanding.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]



                                  FORM 10-QSB
                        AMERICAN HOSPITAL RESOURCES, INC.

                                      INDEX

                                                                          Page
PART I..  Financial Information

          Item 1.  Unaudited Condensed Consolidated Financial Statements     3

          Unaudited Condensed Consolidated Balance Sheets - March 31,
          2003 and December 31, 2002                                         4

          Unaudited Condensed Consolidated Statements of Operations for
          the three months ended March 31, 2003 and 2002                     6

          Unaudited Condensed Consolidated Statements of Cash Flows for
          the three months ended March 31, 2003 and 2002                     7

          Notes to Unaudited Condensed Consolidated Financial Statements     9

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                    27

          Item 3.  Controls and Procedures                                  29

PART II.  Other Information

          Item 2.  Changes in Securities                                    29

          Item 5.  Other Information                                        31

          Related Party Transactions                                        31

          Subsequent Events                                                 31

          Item 6.  Exhibits and Reports on Form 8-K                         32

          Signatures                                                        33

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



                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                           March 31,     December 31,
                                              2003           2002
                                         --------------  -------------
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . .  $            -  $       6,779
  Accounts receivable, net of allowance
    for doubtful accounts of $102,300 .               -              -
  Advance to NIPSI. . . . . . . . . . .               -         15,000
  Prepaid expense . . . . . . . . . . .              67         30,075
                                         --------------  -------------
    Total Current Assets. . . . . . . .              67         51,854
                                         --------------  -------------

PROPERTY AND EQUIPMENT, net . . . . . .           1,645          1,743
                                         --------------  -------------

OTHER ASSETS:
  Goodwill. . . . . . . . . . . . . . .          60,321         60,321
  Deferred acquisition costs. . . . . .         250,000              -
  Deferred stock offering costs . . . .       1,059,609      1,059,424
                                         --------------  -------------
    Total Other Assets. . . . . . . . .       1,369,930      1,119,745
                                         --------------  -------------

                                         $    1,371,642  $   1,173,342
                                         ==============  =============



                                    Continued



                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                  [CONTINUED]


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                 March 31,     December 31,
                                                    2003           2002
                                                ------------  --------------
CURRENT LIABILITIES:
  Bank overdraft . . . . . . . . . . . . . . .  $     4,794   $            -
  Accounts payable . . . . . . . . . . . . . .    1,081,695        1,088,150
  Accrued expenses . . . . . . . . . . . . . .      112,841          109,940
  Deposit from NIPSI . . . . . . . . . . . . .       24,298                -
                                                ------------  ---------------
      Total Current Liabilities. . . . . . . .    1,223,628        1,198,090

COMMITMENTS AND CONTINGENCIES [See Note 15]. .            -                -
                                                ------------  ---------------
      Total Liabilities. . . . . . . . . . . .    1,223,628        1,198,090
                                                ------------  ---------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, no par value,
    10,000,000 shares authorized:
    Series A convertible preferred stock,
      2,600,000 shares issued and outstanding.    3,900,000        3,900,000
    Series B convertible preferred stock,
      no shares issued and outstanding . . . .            -                -
  Common stock, no par value,
    100,000,000 shares authorized,
    8,654,000 and 7,614,000 shares
      issued and outstanding, respectively . .    4,019,122        3,759,522
  Additional paid-in capital                        955,496          955,496
  Retained earnings (deficit). . . . . . . . .   (8,726,604)      (8,639,766)
                                                ------------  ---------------
    Total Stockholders' Equity (Deficit) . . .      148,014          (24,748)
                                                ------------  ---------------
                                                $ 1,371,642   $    1,173,342
                                                ============  ===============

Note: The Balance Sheet of December 31, 2002 was taken from the audited financial statements at that date and condensed.




     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



        AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

 UNAUDITED  CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS



                                       For the Three Months
                                         Ended March 31,
                              ---------------------------------
                                       2003             2002
                              ----------------------  ---------
REVENUES . . . . . . . . . .  $                   -   $      -
                              ----------------------  ---------

EXPENSES:
  General and administrative                 86,838     25,408
                              ----------------------  ---------
    Total Expenses . . . . .                 86,838     25,408
                              ----------------------  ---------

LOSS BEFORE OTHER EXPENSE. .                (86,838)   (25,408)
                              ----------------------  ---------

OTHER EXPENSE:
  Interest expense . . . . .                      -       (596)
                              ----------------------  ---------

    Total Other Expense. . .                      -       (596)
                              ----------------------  ---------

LOSS BEFORE INCOME TAXES . .                (86,838)   (26,004)

CURRENT TAX EXPENSE. . . . .                      -          -

DEFERRED TAX EXPENSE . . . .                      -          -
                              ----------------------  ---------

NET LOSS . . . . . . . . . .  $             (86,838)  $(26,004)
                              ======================  =========

LOSS PER COMMON SHARE. . . .  $                (.01)  $   (.00)
                              ======================  =========

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       For the Three Months
                                                          Ended March 31,
                                                      ----------------------
                                                         2003        2002
                                                      -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . .  $  (86,838)  $(26,004)
  Adjustments to reconcile net loss to net cash used
    by operating activities:
    Depreciation . . . . . . . . . . . . . . . . . .          98          -
    Non-cash services for common stock . . . . . . .           -      7,500
    Changes in assets and liabilities:
      Decrease in prepaid expense. . . . . . . . . .      30,008          -
      Increase (decrease) in accounts payable. . . .      (6,455)    10,682
      Increase in accrued expenses . . . . . . . . .       2,901        596
      (Decrease) in related party payable. . . . . .           -       (500)
                                                      -----------  ---------
        Net Cash (Used) by Operating Activities. . .     (60,286)    (7,726)
                                                      -----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments received on advance to NIPSI. . . . . . .      15,000          -
  Payments received on note receivable . . . . . . .           -     30,000
  Payments for deferred acquisition costs. . . . . .           -    (62,520)
  Payments of NIPSI acquisition costs. . . . . . . .     (45,702)         -
                                                      -----------  ---------
        Net Cash (Used) by Investing Activities. . .     (30,702)   (32,520)
                                                      -----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from bank overdraft . . . . . . . . . . .       4,794          -
  Proceeds from deposit from NIPSI . . . . . . . . .      70,000          -
  Proceeds from notes payable. . . . . . . . . . . .           -    120,000
  Payments of stock offering costs . . . . . . . . .        (585)
  Proceeds from sale of common stock . . . . . . . .      10,000          -
  Payments to repurchase common stock. . . . . . . .           -    (79,500)
                                                      -----------  ---------
        Net Cash Provided by Financing Activities. .      84,209     40,500
                                                      -----------  ---------


                                  [Continued]



       AMERICAN  HOSPITAL  RESOURCES,  INC.  AND  SUBSIDIARY

    UNAUDITED  CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                             [CONTINUED]


                                                    For the Three Months
                                                      Ended March 31,
                                                    --------------------
                                                       2003      2002
                                                    -----------  -------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . .      (6,779)    254

CASH AT BEGINNING OF THE PERIOD. . . . . . . . . .       6,779      80
                                                    -----------  -------

CASH AT END OF THE PERIOD. . . . . . . . . . . . .  $        -   $ 334
                                                    -----------  -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . .  $        -   $   -
    Income taxes . . . . . . . . . . . . . . . . .  $        -   $   -

SUPPLEMENTAL  SCHEDULE  OF  NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:

     For  the  three  months  ended  March  31,  2003:
          In January 2003, the Company issued 1,000,000 shares of common stock as partial consideration of $250,000 for the proposed acquisition of Coastalmed.

     For  the  three  months  ended  March  31,  2002:
          In February 2002, the Company issued 675,000 shares of common stock as payment of $7,500 of services related to the acquisition of AHR Subsidiary.

          In February 2002, the Company issued 11,000,000 shares of common stock for a $30,000 note receivable and to convert $80,000 of notes payable.

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

     American Hospital Resources, Inc. ("AHR Subsidiary") was organized under the laws of the State of Delaware on August 27, 1999 as Frozen Enterprises, Inc. In February 2002, AHR Subsidiary changed its name to American Hospital Resources, Inc. On December 31, 2002, the Board of Directors determined to dissolve AHR Subsidiary. AHR Subsidiary is not in good standing with the State of Delaware [See Note 17].

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

     CONDENSED FINANCIAL STATEMENTS - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

     WEBSITE COSTS - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years. As of March 31, 2003, the Company has capitalized a total of $1,541 of website costs which are included in property and equipment. The Company did not incur any planning costs and did not record any research and development costs for the three months ended March 31, 2003 and 2002.

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

     ACQUISITION COSTS - Costs related to proposed acquisitions are deferred and will be included in the acquisition price. In the event an acquisition is unsuccessful, the costs related to the acquisition will be written off to expense.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

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

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  [CONTINUED]

     RECLASSIFICATION - The financial statements for periods prior to March 31, 2003 have been reclassified to conform to the headings and classifications used in the March 31, 2003 financial statements.

NOTE  2  -  ACQUISITION  AND  VOIDING  OF  ACQUISITION

     On December 13, 2002, Parent signed an asset purchase agreement with NIPSI Healthcare of Houston Limited Partnership ("NIPSI") and NIPSI of Houston, Inc. ("NIPSI General Partner"). The agreement provided for Parent to assume certain liabilities of NIPSI and to sign an unsecured 18-month $150,000 note payable to NIPSI for most of the operating assets of NIPSI. The agreement also included a non-compete covenant from NIPSI and NIPSI General Partner. The acquisition closed December 16, 2002; however, subsequently, in a default judgement against NIPSI in favor of a creditor, the court voided and nullified the transfer of NIPSI assets to the Company [See Notes 15 and 17]. Also, NIPSI General Partner sent a demand letter to the Company to rescind the asset purchase agreement and claiming damages of $120,000 against the Company [See Note 15]. The financial statements reflect the acquisition as having been voided or rescinded and any expenses associated with the voided acquisition have been classified as a cost of the unsuccessful NIPSI acquisition.

NOTE  3  -  ACQUISITION

     On April 3, 2002, Parent signed an agreement and plan of reorganization with Phase One, LLC and AHR Subsidiary. The agreement provided for Parent to issue 3,196,873 shares of its common stock for all 1,500 shares of AHR Subsidiary's common stock. In connection with the proposed reorganization, Parent previously issued a total of 13,000,000 shares of its common stock to Phase One, LLC for $130,000 in financing. The agreement called for former shareholders of AHR Subsidiary to receive up to 12,870,000 shares of the common stock issued to Phase One, LLC based on the performance of the Company. In connection with the agreement, Parent amended its articles of incorporation to authorize 10,000,000 shares of preferred stock and to change its name to American Hospital Resources, Inc. Also in connection with the agreement, Parent and AHR Subsidiary entered into three-year consulting agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. [See Note 15]. As a result of the agreement, the former officers and directors of the Company resigned and new officers and directors were appointed. The acquisition closed June 17, 2002 and has been accounted for as a purchase of AHR Subsidiary. The Company recorded goodwill of $60,321 as a result of the acquisition. On December 31, 2002, the agreement and plan of reorganization was amended to exchange the 13,000,000 shares of the Company's common stock that had been issued to Phase One, LLC for 2,600,000 shares of the Company's Series A preferred stock. The agreement was further amended to issue the 2,600,000 shares of Series A preferred stock to the Chief Executive Officer for value received by Phase One, LLC, which effected a change in control of the Company. The amended agreement also grants the Chief Executive Officer the right to convert, at any time, any or all of the common stock that he received under the agreement into Series A preferred stock at a rate of five shares of common stock into one share of Series A preferred stock.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  4  -  ACCOUNTS  RECEIVABLE

     Accounts  receivable  consisted  of  the  following  at:


                                            March 31,      December 31,
                                              2003             2002
                                         ---------------  --------------
Parkview management consulting services  $        7,800   $       7,800
Parkview purchased commission . . . . .          94,500          94,500
                                         ---------------  --------------
                                                102,300         102,300

Less: allowance for doubtful accounts .        (102,300)       (102,300)
                                         ---------------  --------------
Net accounts receivable . . . . . . . .  $            -   $           -
                                         ---------------  --------------

     At March 31, 2003 and December 31, 2002, the Company had receivables from two agreements with Parkview. Parkview is undergoing bankruptcy reorganization and the receivables were generated as part of the reorganization. While management expects to collect on both Parkview receivables, collection is not certain and an allowance has been recorded.

NOTE  5  -  ADVANCE  TO  NIPSI

     Advance  to  NIPSI  consisted  of  the  following  at:


                        March 31,     December 31,
                           2003           2002
                      --------------  -------------
Advance to NIPSI . .  $            -  $      15,000
                      --------------  -------------
Net advance to NIPSI  $            -  $      15,000
                      --------------  -------------

     At December 31, 2002, the Company had made advances to NIPSI which had not been repaid. In 2003, the Company received $15,000 from NIPSI; however, NIPSI General Partner subsequently rescinded an asset purchase agreement and, in a default judgement against NIPSI in favor of a creditor, the court voided and nullified the transfer of NIPSI assets to the Company [See Notes 2, 15 and 17].

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  6  -  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consisted  of  the  following  at:


                                   March 31,      December 31,
                                     2003             2002
                                ---------------  --------------
Office equipment . . . . . . .  $          431   $         431
Website. . . . . . . . . . . .           1,541           1,541
                                ---------------  --------------
                                         1,972           1,972

Less: accumulated depreciation            (327)           (229)
                                ---------------  --------------
Net property and equipment . .  $        1,645   $       1,743
                                ---------------  --------------


     Depreciation expense for the three months ended March 31, 2003 and 2002 was $98 and $0, respectively.

NOTE  7  -  GOODWILL

     The Company has no indefinite-life or definite-life intangible assets. The following is a summary of the Company's goodwill.

     Goodwill  at  December  31,  2002            $        60,321
                                                  ---------------

     Goodwill  at  March  31,  2003               $        60,321
                                                  ===============

NOTE  8  -  ACCRUED  EXPENSES

     Accrued  expenses  consist  of  the  following  at:


                                          March 31,     December 31,
                                             2003           2002
                                        --------------  -------------
  Accrued payroll and related expenses  $      112,841  $     109,940
                                        --------------  -------------
  Total accrued expenses . . . . . . .  $      112,841  $     109,940
                                        --------------  -------------

NOTE  9  -  NOTES  PAYABLE

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

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9  -  NOTES  PAYABLE  [CONTINUED]

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

     SERIES A PREFERRED STOCK - Each share of Series A preferred stock has the voting rights of 5 shares of common stock, is convertible into 5 shares of common stock and is entitled to receive a $.0575 annual dividend payable monthly. The total annual dividend for all shares of Series A preferred stock is limited to 50% of the Company's earnings before interest, taxes, depreciation and amortization for the year and the monthly payments are adjusted accordingly. For the three months ended March 31, 2003, the Company has negative earnings before interest, taxes, depreciation and amortization; therefore, no dividend is due on the Series A preferred stock and no accrual for future dividend payments has been recorded in the accompanying financial statements. In addition, if shares of the Series A preferred stock are required to be converted as part of a sale or merger of the Company, then each share of Series A preferred stock is convertible into 5.5 shares of common stock.

     In December 2002, the Company issued 2,600,000 shares of their previously authorized but unissued Series A preferred stock in exchange for 13,000,000 shares of the Company's common stock.

     SERIES B PREFERRED STOCK - Each share of Series B preferred stock is convertible into 1 share of common stock and is entitled to receive a 6.5% annual dividend payable quarterly. The 6.5% annual dividend is based on the purchase price paid to or the consideration received by the Company. At March 31, 2003, no shares were issued and outstanding. The Series B preferred stock rights were subsequently modified [See Note 17].

     COMMON STOCK - The Company has authorized 100,000,000 shares of common stock with no par value. In February 2003, the Company issued 40,000 shares of their previously authorized but unissued common stock for cash of $10,000, or $.25 per share. Stock offering costs of $400 were netted against the proceeds.

     In January 2003, the Company issued 1,000,000 shares of their previously authorized but unissued common stock as partial consideration of $250,000 for the proposed acquisition of Coastalmed, or $.25 per share.

     In December 2002, the Company repurchased and cancelled 13,000,000 shares of the Company's issued and outstanding common stock for 2,600,000 shares of Series A preferred stock.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10  -  CAPITAL  STOCK  [CONTINUED]

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

     In May 2002, the Company issued 500,000 shares of their previously authorized but unissued common stock to convert a $40,000 note payable and its accrued interest of $789, or $.081578 per share.

     In April 2002, the Company issued 2,000,000 shares of their previously authorized but unissued common stock to Phase One, LLC for cash of $20,000, or $.01 per share.

     In March 2002, the Company issued 1,600,000 shares of their previously authorized but unissued common stock as payment of $10,000 of accounts payable and $22,000 of related party payable, or $.02 per share.

     In February and March 2002, the Company repurchased and cancelled 3,198,736 shares of the Company's issued and outstanding common stock for cash in the amount of $79,500, or an average of approximately $.025 per share. The Company had offered to repurchase the shares for an amount up to the original sales price because the National Association of Securities Dealers had imposed a special restriction on the trading of these shares.

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

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10  -  CAPITAL  STOCK  [CONTINUED]

     STOCK OPTIONS - In November 2002, the Company granted 2,000,000 options to purchase common stock at $.50 per share for services rendered valued at $882,400. The options vested immediately and are exercisable for three years. At March 31, 2003, none of these options had been exercised, forfeited or cancelled.

     In March 2002, the Company granted 20,000 options to purchase common stock at $.05 per share to attract new directors to Company. The options vested immediately and are exercisable for two years. At March 31, 2003, none of these options had been exercised, forfeited or cancelled.

     STOCK WARRANTS - In December 2002, the Company granted 300,000 warrants to purchase common stock to directors and NIPSI personnel for services rendered valued at $19,577. The warrants were granted from the 2003 Stock Bonus Pool, vested immediately and are exercisable at $.25 per share for five years. At March 31, 2003, none of these warrants had been exercised, forfeited or cancelled.

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


                                                 For the Three Months
                                                   Ended March 31,
                                                 ---------------------
                                                   2003       2002
                                                 ---------  ----------
  Net Loss. . . . . . .  As reported             $(86,838)  $(26,004)
    Pro forma . . . . .  $             (86,838)  $(26,391)

  Loss Per Common Share  As reported             $   (.01)  $   (.00)
    Pro forma . . . . .  $                (.01)  $   (.00)

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

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10  -  CAPITAL  STOCK  [CONTINUED]

     INCENTIVE STOCK BONUS PLAN - On December 31, 2002, the Board of Directors of the Company adopted the Incentive Stock Bonus Plan ("the Plan"). The Plan provides for the granting of 5-year warrants to purchase shares of common stock to directors, senior management and certain key employees.
     Awards under the Plan will be granted as determined by the Board of Directors. The Board of Directors further authorized the 2003 Stock Bonus Pool which consists of 1,000,000 warrants to purchase common stock at $.25 per share. At March 31, 2003, total warrants available to be granted from the 2003 Stock Bonus Pool amounted to 700,000.

     A summary of the status of the warrants granted under the Company's Incentive Stock Bonus Plan at March 31, 2003 is presented below:


                                                 March  31,  2003
                                         ----------------------------------
                                                           Weighted Average
                                              Shares       Exercise Price
                                         ----------------  ----------------
Outstanding at beginning of year. . . .           300,000  $           .25
Granted . . . . . . . . . . . . . . . .                 -  $             -
Exercised . . . . . . . . . . . . . . .                 -  $             -
Forfeited . . . . . . . . . . . . . . .                 -  $             -
Expired . . . . . . . . . . . . . . . .                 -  $             -
                                         ----------------  ----------------
Outstanding at end of period. . . . . .           300,000  $           .25
                                         ----------------  ----------------
Weighted average fair value of warrants
  granted during the period . . . . . .                 -  $             -
                                         ================  ================

     A summary of the status of the warrants outstanding under the Company's Incentive Stock Bonus Plan at March 31, 2003 is presented below:


                           Warrants  Outstanding            Warrants  Exercisable
           -------------------------------------------  -------------------------------
Range  of               Weighted-Average Weighted-Average               Weighted-Average
Exercise   Number       Remaining         Exercise         Number        Exercise
Prices     Outstanding  Contractual Life  Price            Exercisable   Price
---------  -----------  ----------------  ---------------  ------------  -----------------
      .25      300,000       4.8 years     $      .25        300,000      $      .25
---------  -----------  ----------------  ---------------  ------------  -----------------

NOTE  11  -  INCOME  TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2003, the Company has available unused operating loss carryforwards of approximately $353,000, which may be applied against future taxable income and which expire in various years through 2023. If certain substantial changes in the Company's ownership should occur, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  11  -  INCOME  TAXES  [CONTINUED]

     At March 31, 2003, the total of all deferred tax assets was approximately $239,000 and the total of all deferred tax liabilities was $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $239,000. The net change in the valuation allowance was approximately $34,000 during the three months ended March 31, 2003.

     The temporary differences gave rise to the following deferred tax asset (liability):


                                March 31,
                                   2003
                                ----------
  Excess of tax over financial
    accounting depreciation. .  $       90
  Accrued compensation . . . .      44,950
  Capital loss carryover . . .      12,945
  Allowance for bad debt . . .      40,751
  Net operating loss carryover     140,638

     The components of federal income tax expense from continuing operations consisted of the following for the three months ended:


                                                  March 31,
                                                    2003
                                                 -----------
  Current income tax expense:
    Federal . . . . . . . . . . . . . . . . . .  $        -
    State . . . . . . . . . . . . . . . . . . .           -
                                                 -----------
  Net current tax expense . . . . . . . . . . .  $        -
                                                 -----------

  Deferred tax expense (benefit) resulted from:
    Excess of tax over financial
      accounting depreciation . . . . . . . . .  $       36
    Accrued compensation. . . . . . . . . . . .      (1,156)
    Net operating loss carryover. . . . . . . .     (33,239)
    Valuation allowance . . . . . . . . . . . .      34,359
                                                 -----------
  Net deferred tax expense. . . . . . . . . . .  $        -
                                                 ===========

     Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  11  -  INCOME  TAXES  [CONTINUED]

     The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective rate is as follows for the three months ended:


                                              March 31,
                                                 2003
                                              ----------
  Computed tax at the expected
    federal statutory rate . . . . . . . . .      34.00%
  State income taxes, net of federal benefit       5.83
  Other. . . . . . . . . . . . . . . . . . .       (.26)
  Valuation allowance. . . . . . . . . . . .     (39.57)
                                              ----------

  Effective income tax rates . . . . . . . .       0.00%
                                              ===========

NOTE  12  -  GOING  CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has just recently commenced operations and all of their revenues have been from one customer. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of their common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE  13  -  RELATED  PARTY  TRANSACTIONS

     NOTE RECEIVABLE - On February 27, 2002, the Company received a $30,000 note receivable from Phase One, LLC for the issuance of common stock [See Note 10]. The note was due May 28, 2002 and accrued interest at 10% per annum. The note was paid on March 31, 2002 with no interest being recognized on the note.

     DEPOSIT FROM NIPSI - In January and February 2003, during the period that the Company operated the assets of NIPSI pursuant to an asset purchase agreement [See Notes 2, 15 and 17], the Company received $70,000 from NIPSI as reimbursement of costs incurred as part of the unsuccessful NIPSI acquisition. At March 31, 2003, the Company has $24,298 remaining which will be used to offset the future expenses of the unsuccessful NIPSI acquisition.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  13  -  RELATED  PARTY  TRANSACTIONS  [CONTINUED]

     NOTES PAYABLE - On February 11, 2002, the Company signed a $50,000 convertible note payable to Phase One, LLC. The note was due February 11, 2003, accrued interest at 10% per annum and was convertible to 5,000,000 shares of common stock. On February 27, 2002, the note was converted to common stock and no interest was recognized on the note [See Note 10].

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

     MANAGEMENT COMPENSATION - During the three months ended March 31, 2003 and 2002, respectively, the Company expensed $30,000 and $0 as salary to the Chief Executive Officer. At March 31, 2003, the Company owed $106,937 in accrued salary which includes amounts accrued prior to the acquisition of AHR Subsidiary.

     In December 2002, the Company granted 275,000 warrants to purchase common stock to directors of the Company for services rendered valued at $13,750 [See Note 10].

     In March 2002, the Company granted 20,000 options to purchase common stock to attract new directors to the Company [See Note 10].

     In  February  2002,  the  Company  paid  $1,500  to their former directors.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  13  -  RELATED  PARTY  TRANSACTIONS  [CONTINUED]

     OFFICE SPACE - Beginning October 1, 2002, the Company pays the Chief Executive Officer $500 per month on a month-to-month basis for use of his office space. The Company previously paid their former President $100 per month on an as-needed, month-to-month basis. Total rents to the Chief Executive Officer and President amounted to $1,500 and $300, respectively, for the three months ended March 31, 2003 and 2002.

     PURCHASE AND SALE AGREEMENT - On September 15, 2002, the Company signed a Purchase and Sale Agreement with Gaelic Capital Group ("Gaelic"), an entity controlled by the Chief Executive Officer. The agreement calls for the Company to pay $94,500 to Gaelic for the right to receive all of the receipts that were then owed to Gaelic as part of a February 11, 2002 agreement ("February Agreement") between Gaelic and Parkview Community Hospital Medical Center ("Parkview"). The Company had made advances totaling $94,500 in anticipation of the agreement. Under the February Agreement, the Company will receive 6% of the sales price for the sale of the peripheral assets of Parkview. As of March 31, 2003, the Company had collected none of this receivable and had recognized no revenues as part of this agreement. At March 31, 2003, the Company was owed a total of $218,100 from this agreement.

NOTE  14  -  LOSS  PER  SHARE

     The following data show the amounts used in computing loss per share for the periods:


                                                For the Three Months
                                                   Ended March 31,
                                        -----------------------------------
                                                 2003              2002
                                        ----------------------  -----------
  Net loss available to common
  shareholders (numerator) . . . . . .  $             (86,838)  $  (26,004)
                                        ----------------------  -----------
  Weighted average number of common
  shares outstanding used in loss per
  common share for the period
  (denominator). . . . . . . . . . . .              8,292,667    7,558,840
                                        ----------------------  -----------

     At March 31, 2003, the Company had 2,020,000 outstanding options, 300,000 outstanding warrants and preferred stock convertible into 13,000,000 shares of common stock which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive. Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted loss per share.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  15  -  COMMITMENTS  AND  CONTINGENCIES

     COMMON STOCK CONVERSION RIGHT - On December 31, 2002, the Chief Executive Officer was granted the right to convert shares of common stock that he had received under an agreement and plan of reorganization into Series A preferred stock at a rate of five shares of common stock into one share of Series A preferred stock [See Note 3].

     CONSULTING AGREEMENTS - On April 1, 2002, the Company signed three-year consulting agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. (collectively "Consultants"). The agreements call for the Company to pay $10,000 per month for consulting services. In August 2002, the Company issued 480,000 shares of common stock to Consultants for services valued at $120,000 [See Note 10]. During the three months ended March 31, 2003, the Company paid $30,000 for services rendered by Consultants under these agreements.

     On January 15, 2002, the Company entered into a six-month consulting agreement with Synergistic Connections, Inc. to assist the Company in selecting and negotiating the acquisition of potential merger candidates. The Company paid $60,000 and issued stock valued at $12,500 to Synergistic Connections, Inc. as part of this agreement.

     EQUITY LINE OF CREDIT AGREEMENT - On November 4, 2002, the Company signed an Equity Line of Credit Agreement with Cornell Capital Partners, LP ("Cornell"). The agreement calls for the Company to sell up to $10,000,000 of common stock to Cornell at 95% of the closing bid price for the five preceding trading days. The agreement requires that the shares of common stock be registered with the Securities and Exchange Commission and that the shares be sold in intervals over a two-year period commencing after such registration is effective. The agreement calls for the Company to issue common stock as payment of a commitment fee of $290,000 and associated legal fees of $10,000 which are classified as deferred stock offering costs. The agreement also states that, at the time of each stock sale transaction, the Company will pay $500 in legal fees and pay Cornell 7% of the proceeds received. The agreement was negotiated by consultants of the Company under finder agreements [See below]. At March 31, 2003, the commitment fee of $290,000 and associated legal fees of $10,000 were still unpaid and are classified as accounts payable.

     FINANCING AGREEMENTS - In March 2003, the Company retained Douglas A. Jackson to negotiate a 5-year $6,000,000 loan for the Company. The Company agreed to pay $12,500 plus 5% of the proceeds received by the Company. During the three months ended March 31, 2003, the Company paid $12,500 for services rendered by Douglas A. Jackson under this agreement.

     In February 2003, the Company retained Douglas A. Jackson to negotiate a line of credit for the Company. The Company agreed to pay $5,000 plus 5% of the proceeds received by the Company. During the three months ended March 31, 2003, the Company paid $5,000 for services rendered by Douglas A. Jackson under this agreement.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  15  -  COMMITMENTS  AND  CONTINGENCIES  [CONTINUED]

     FINDER AGREEMENTS - On April 1, 2002, the Company signed three-year finder agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. (collectively "Consultants"). The agreements call for the Company to pay finders' fees of 10% of the first $3,000,000, 8% of the next $3,000,000, 6% of the next $3,000,000, and 4% of any additional funding provided through the efforts of Consultants. In October 2002, the Company sold 200,000 shares of common stock for cash of $50,000 which was negotiated by Consultants and the Company recorded stock offering costs of $5,000 which were offset against the proceeds [See Note 10]. In December 2002, the Company signed a $10,000,000 Equity Line of Credit Agreement which was negotiated by Consultants and the Company recorded stock offering costs of $757,000 which are classified as deferred stock offering costs [See above]. In February 2003, the Company sold 40,000 shares of common stock for cash of $10,000 which was negotiated by Consultants and the Company recorded stock offering costs of $400 which were offset against the proceeds [See Note 10]. At March 31, 2003, finders' fees of $747,400 were still unpaid and are classified as accounts payable.

     JUDGEMENT AND VOIDING OF ACQUISITION - In March 2003, the Company was notified that they were to be joined as defendants in a suit brought by AmeriSource Bergen Corporation ("AmeriSource") against NIPSI. The original suit by AmeriSource sought to recover $480,335 from NIPSI for failing to honor a contract. In March 2003, AmeriSource filed a supplemental petition to enjoin any transfer of assets from NIPSI to the Company. Subsequently, the court entered a default judgement against NIPSI [See Note 17]. The court found that NIPSI had fraudulently transferred assets to the Company to avoid the claims of AmeriSource. The court voided and nullified the transfer of assets from NIPSI to the Company and ordered NIPSI to pay
     $551,264 to AmeriSource. As a result of these proceedings, the asset purchase agreement between the Company, NIPSI and NIPSI General Partner was voided and the Company was released as a defendant. The financial statements reflect the acquisition as having been voided or rescinded and any expenses associated with the voided acquisition have been classified as a cost of the unsuccessful NIPSI acquisition.

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

     OFFERS TO PURCHASE - In January 2003, the Company signed an Offer to Purchase Rx Solutions, Inc. The offer calls for the Company to purchase
     100% of the stock of Rx Solutions, Inc. for $2,250,000 payable as $1,100,000 cash, $750,000 as a five-year 6% note payable with interest-only payments for the first 18 months and $400,000 as Series B preferred stock. The Company subsequently entered into a Stock Purchase Agreement with the stockholders of Rx Solutions, Inc. [See Note 17].

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  15  -  COMMITMENTS  AND  CONTINGENCIES  [CONTINUED]

     In October 2002, the Company signed an Offer to Purchase with Coastalmed Inc. and Coastalmed of Panama City, Inc. (collectively "Coastalmed"). The offer called for the Company to purchase all of the assets of Coastalmed for $7,000,000 payable as $4,000,000 cash, $1,375,000 as a five-year 6.5%
     note payable with interest-only payments for the first 18 months and $1,625,000 as Series B preferred stock. This offer expired and was replaced by a new Offer to Purchase signed in January 2003. The new offer calls for the Company to purchase 100% of the stock of Coastalmed for $8,400,000 payable as $4,900,000 cash, $1,625,000 as a five-year 6.5% note payable with interest-only payments for the first 18 months and $1,875,000 as Series B preferred stock. The Company also issued 1,000,000 shares of common stock as partial consideration [See Note 10].

     In September 2002, the Company signed an Offer to Purchase to acquire all of the assets of Quantum Pharmacy Alliance, Ltd. ("Quantum"). The offer calls for the Company to purchase all of the assets of Quantum for one of two financing alternatives at Quantum's option. The first alternative is $250,000 cash, $500,000 as a five-year 6% note payable and $400,000 as Series B preferred stock. The second alternative is $650,000 as a five-year 6% note payable and $850,000 as Series B preferred stock.

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

     POSSIBLE NIPSI CLAIMS - For approximately three months, the Company operated the assets of NIPSI pursuant to an asset purchase agreement [See Notes 2, 17 and above]. Company management believes that the Company is not responsible for any liabilities of NIPSI, but the possibility exists that creditors and others seeking relief from NIPSI may also include the Company in claims and suits based on the previous relationship. The Company is not currently named in, nor are they aware of, any such claims or suits against NIPSI. Company management believes that the Company would be successful in defending against any such claims. No accrual for possible losses or settlements has been recorded in the accompanying financial statements. As further disclosed above, NIPSI General Partner is claiming damages of $120,000 against the Company.

NOTE  16  -  CONCENTRATIONS  OF  CREDIT  RISK

     ACCOUNTS RECEIVABLE - At March 31, 2003, the Company has accounts receivable of $102,300 which is owed by only one customer.

NOTE  17  -  SUBSEQUENT  EVENTS

     DISSOLUTION AND STANDING OF AHR SUBSIDIARY - The Company is currently working with the State of Delaware to resolve the taxes due in order for AHR Subsidiary to be in good standing and the Company is preparing articles of dissolution for AHR Subsidiary.

                AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE  17  -  SUBSEQUENT  EVENTS  [CONTINUED]

     JUDGEMENT AND VOIDING OF ACQUISITION - In April 2003, the court entered a default judgement against NIPSI. The court found that NIPSI had fraudulently transferred assets to the Company to avoid the claims of AmeriSource. The court voided and nullified the transfer of assets from NIPSI to the Company and ordered NIPSI to pay $551,264 to AmeriSource. As a result of these proceedings, the asset purchase agreement between the Company, NIPSI and NIPSI General Partner was voided and the Company was released as a defendant. The financial statements reflect the acquisition as having been voided or rescinded and any expenses associated with the voided acquisition have been classified as a cost of the unsuccessful NIPSI acquisition.

     SERIES A PREFERRED STOCK CANCELLATION - In May 2003, the Chief Executive Officer returned 720,000 shares of Series A preferred stock to the Company for cancellation.

     SERIES A PREFERRED STOCK ISSUANCE - In April 2003, the Company issued 47,000 shares of Series A preferred stock for cash of $23,500, or $.50 per share.

     SERIES B PREFERRED STOCK RIGHTS MODIFICATION - In April 2003, the Board of Directors modified the rights of the Series B preferred stock such that each share of Series B preferred stock is convertible into 5 shares of common stock and is entitled to receive a 6% annual dividend payable quarterly.

     STOCK PURCHASE AGREEMENT - Effective May 1, 2003, the Company entered into a Stock Purchase Agreement with the shareholders of Rx Solutions, Inc. The Agreement provides for Parent to acquire all 1,000 shares Rx Solution's common stock. In exchange, Parent will sign a $300,000 90-day no-interest note payable, will sign a $600,000 five-year 7% note payable with interest-only payments for the first 24 months and will issue 720,000 shares of Series B preferred stock. The agreement also grants the Chief Executive Officer the right for 18 months to purchase up to 300,000 shares of Series B preferred stock from the shareholders of Rx Solutions, Inc. at $2.50 per share. In connection with the agreement, the Company entered into a three-year Management Agreement with the former managers of Rx Solutions, Inc. to pay a total of $17,000 per month plus benefits for continuing management services. The Management Agreement also provides for finder's fees and a growth bonus.

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

THREE  MONTH  PERIODS  ENDED  MARCH  31,  2003  AND  2002

AMHR did not generate any revenue during the three months ended March 31, 2003. Total expenses during this period consisted of general and administrative expenses of $86,838. These expenses included $30,000 in executive compensation, $47,500 for consulting and negotiation services and $1,500 in office rental. The remaining expenses of approximately $7,838 consisted of legal and accounting costs and other administrative expenses. AMHR did not generate any revenue during the three months ended March 31, 2002 and had general and administrative expenses of $25,408 consisting mainly of legal, accounting and other professional expenses. The company also had interest expenses of $596 during the three months ended March 31, 2002. As a result of theses factors, AMHR realized a net loss of $86,838 during the first three months of fiscal 2003 and a net loss of $26,004 during the comparable period in 2002.

Higher general and administrative expenses in 2003 are largely attributable to professional and consulting costs associated with implementing our business plan and the acquisition of American Hospital Resources in the summer of 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

Total assets at March 31, 2003 were $1,371,642. Assets primarily consisted of $1,059,609 in deferred stock offering costs, $250,000 in deferred acquisition costs and $60,321 in goodwill. AMHR also had $1,645 in property and equipment. Total current assets during this period consisted of $67 in prepaid expenses. At December 31, 2002, current assets were $51,854 consisting of $6,779 in cash, $15,000 in an advance due from NIPSI and prepaid expenses of $30,075. We also had property and equipment of $1,743. Other assets at December 31, 2002 consisted of $60,321 in goodwill and $1,059,424 in deferred stock offering costs.

Current liabilities at March 31, 2003 totaled $1,223,628 consisting of $1,081,695 in accounts payable, $112,841 in accrued expenses, $24,298 in an unsecured deposit from NIPSI and a bank overdraft of $4,794. Liabilities at December 31, 2002 were $1,198,090 consisting of $1,088,150 in accounts payable and $109,940 in accrued expenses. Accounts payable during both periods consisted mainly of unpaid fees relating to securing a $10,000,000 equity line of credit with Cornell Capital LP. Accrued expenses during both periods were primarily due to accrued salaries and unpaid executive compensation.

During the next twelve months we hope to reduce liabilities and bring current our outstanding debts. We anticipate that our operating expenses for the next twelve months will be approximately $120,000 consisting mainly of salaries and consulting fees. We will also have legal and auditing expenses relating to our public reports as well as office rental and other expenses. Management hopes to generate sufficient operating capital through the continued implementation of our business plan and anticipated cash collections from accounts receivable. Should it become necessary to raise additional capital, we may consider securing loans from officers and directors, selling additional stock or entering into debt financing. Other than as discussed in this report, we have no material commitments for capital expenditures.

PLAN  OF  OPERATION

Since acquiring our subsidiary and implementing our business plan, we have been actively engaged in identifying pharmaceutical and healthcare companies to join our healthcare network. During the past year we identified three companies that we thought would be suitable for potential acquisition and/or management opportunities. In December of 2002 we reported on Form 8-K an agreement to acquire the assets of NIPSI Healthcare of Houston LP and its general partner. We operated the assets of NIPSI for approximately three months from December of 2002 through February of 2003. In March of 2003 we returned the assets after learning that AmerisourceBergen Corporation had a prior claim on NIPSI's assets. Subsequent to the date of this report, in April of 2003, a Texas State court entered a default judgment against NIPSI and voided the agreement.

We intend to continue seeking suitable healthcare and pharmaceutical companies for potential acquisition, consulting or management opportunities. Subsequent to the date of this report, in May of 2003, we finalized a stock purchase and management agreement with Rx Solutions, Inc. The agreement documents are filed as an exhibit to this report. We are currently negotiating to acquire the assets of Coastalmed Inc. and Coastalmed of Panama City, Inc. Although we have been actively engaged in negotiations, the proposed acquisition has not been finalized at the date of this report. Our capital requirements may change dramatically if the proposed transaction is consummated.

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

PART  II.  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES

In January of 2003, the Board of Directors authorized the issuance of 1,000,000 shares valued at $250,000 or $.25 per share. The shares were issued as an inducement to acquire Coastalmed, Inc. and its affiliated company. The securities were issued in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction.

In February 2003, we issued 40,000 shares of previously authorized but unissued common stock to an accredited investor for $10,000 or $.25 per share. The securities were sold in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The investor had a pre-existing relationship with American Hospital Resources and had access to all material information pertaining to the Company's financial condition. No broker was involved and no commissions were paid in the transaction.

In February 2003, the Board of Directors authorized the issuance of 720,000 shares of common stock to four individuals for ongoing legal and consulting services. At the date of this report, none of these shares have been issued. We intend to register the share on Form S-8.

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

On December 31, 2002 the Board of Directors adopted an Incentive Stock Bonus Plan. The plan allows the company to grant 5-year warrants to purchase shares of common stock to directors, senior management and certain key employees. The 2003 stock bonus pool consists of 1,000,000 warrants to purchase common stock at $.25 per share. The warrants are issued at the discretion of the Board of Directors. On December 31, 2002, AMHR granted 300,000 warrants to purchase common stock to directors and consultants as payment for prior services collectively valued at $19,577 or approximately $.065 per warrant. At March 31, 2003, AMHR had 2,020,000 outstanding options, 300,000 outstanding warrants and preferred stock convertible into 13,000,000 shares of common stock. At the date of this report, no warrants have been exercised.

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

Subsequent to the date of this report, in April of 2003, we issued 47,000 shares of previously authorized but unissued Class A preferred stock to an accredited investor for cash of $23,500 or $.50 per share. Each share of Class A preferred stock may be converted to 5 shares of common stock. The securities were sold in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The investor had a pre-existing relationship with American Hospital Resources and had access to all material information pertaining to the Company's financial condition. No broker was involved and no commissions were paid in the transaction.

Subsequent to the date of this report, in May of 2003, the Board of Directors cancelled 720,000 shares of Class A preferred stock and authorized the issuance of 720,000 shares of Class B preferred stock as part of a transaction to acquire the assets of Rx Solutions, Inc. Each Class B preferred share is convertible into five shares of common stock and is entitled to receive a 6% annual dividend payable quarterly. The securities were sold in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The investor had a pre-existing relationship with American Hospital Resources and had access to all material information pertaining to the Company's financial condition. No broker was involved and no commissions were paid in the transaction.

ITEM  5.  OTHER  INFORMATION

CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

In October of 2002 we began renting office space from our current president for $500 per month. Rents paid from January 1, 2003 through March 31, 2003 were $1,500.

On September 15, 2002, AMHR signed a Purchase and Sale Agreement with Gaelic Capital Group, an entity controlled by our president, Mr. Christopher Wheeler. Under the Agreement, AMHR paid Gaelic $94,500 for the rights to receive 6% of the sale price of the peripheral assets of Parkview Community Hospital Medical Center. During the year ended December 31, 2002, AMHR received no revenues under the Agreement. At March 31, 2003, AMHR was still owed $225,900 under the agreement, however, Parkview is currently undergoing bankruptcy reorganization and recovery of the assets is uncertain.

SUBSEQUENT  EVENTS:  ACQUISITION  OF  RX  SOLUTIONS,  INC.

On May 8, 2003 AMHR finalized a Stock Purchase Agreement to acquire and operate Rx Solutions, Inc., a Mississippi healthcare corporation. The agreement is effective as of May 1, 2003. As a result of this transaction, Rx Solutions became a wholly owned subsidiary of AMHR. Mr. Christopher Wheeler represented AMHR in the transaction and Rx Solutions was represented by its two shareholders, Mr. Danny Myers and Mr. Robert Lang. Prior to the acquisition, there were no material relationships between Mr. Wheeler and the shareholders of Rx Solutions.

Under the Agreement, AMHR acquired 1,000 shares of Rx Solutions common stock representing all of the issued and outstanding shares of Rx Solutions. In exchange, AMHR issued 720,000 shares of AMHR Class B preferred stock and short and long term notes totaling $900,000 to the Rx Solutions shareholders. A summary of the terms follows:

     - The $300,000 short-term note matures on August 8, 2003. Any unpaid balance after August 8, 2003 is subject to an 18% interest rate.

     - The long term notes are payable to Mr. Lang and Mr. Myers, the two shareholders of Rx Solutions. Mr. Myers received a note for $306,000 and Mr. Lang received a note for $294,000. The notes accrue interest at 7% per annum and mature on June 1, 2008.

     - Each share of AMHR Class B preferred stock is convertible to five shares of AMHR common stock. The Class B stock is also entitled to receive a 6% annual dividend payable quarterly. Mr. Christopher Wheeler, the Chief Executive Officer of AMHR, has the right to repurchase up to 300,000 shares of Class B preferred stock at $2.50 per share within 18 months of closing.

Concurrent with the acquisition, AMHR entered into three-year management contracts with the two shareholders of Rx Solutions. Mr. Myers and Mr. Lang will each receive an $8,500 monthly salary and be eligible for growth bonuses in exchange for managing the operations of Rx Solutions.

At closing, there are 8,654,000 shares of no par value AMHR common stock issued and outstanding. In addition, AMHR has 1,927,000 shares of no par value Class A preferred stock and 720,000 shares of no par value Class B preferred stock issued and outstanding.

DESCRIPTION  OF  THE  BUSINESS

AMHR is a healthcare services company based in Santa Ana, California that incorporated in Utah on May 9, 1972. AMHR provides hospital and acute care consulting and management services including crisis management, financial restructuring, and pharmaceutical outsourcing. The Company is currently focusing on acquiring and consolidating profitable pharmacy outsourcing and materials management businesses. These companies provide pharmacy management services and pharmaceutical supplies to acute care hospitals and long-term care facilities such as nursing homes and hospices.

Rx Solutions, Inc. provides licensed pharmaceutical goods and services to residents and patients of long-term care facilities in the states of Mississippi and Alabama. These services include providing pharmaceuticals and medical supplies, medical records support and pharmacy consulting services. According to their audited financial statements, at December 31, 2002, Rx Solutions had total assets of $646,297 and total liabilities of $587,919. Net income for Rx Solutions during 2002 was $284,166.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.



EXHIBIT NUMBER  TITLE                                                                 LOCATION

           2.0  Rx Solutions Stock Purchase Agreement. . . . . . . . . . . . . . . .  Attached

          10.1  Rx Solutions Management Agreement. . . . . . . . . . . . . . . . . .  Attached

          10.2  Rx Solutions Short-Term Promissory Note. . . . . . . . . . . . . . .  Attached

          10.3  Long Term Promissory Note Payable to Danny Myers . . . . . . . . . .  Attached

          10.4  Long Term Promissory Note Payable to Robert Lang . . . . . . . . . .  Attached

          99.0  Audited Financial Statements of Rx Solutions, December 31, 2002 *. .  Attached

          99.1  Certification of Chief Executive Officer and Chief Financial Officer  Attached
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2  Certification of Chief Financial Officer and Chief Executive Officer  Attached
                 Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     *     The March 31, 2003 financial statements of Rx Solutions Inc. and proforma financial statements  are  to  be  filed  on  Form  8-K  within  60  days  of  the  transaction  date.

REPORTS  ON  FORM  8-K:

No reports on Form 8-K were filed by AMHR during the 90 day period covered by this report.


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICAN  HOSPITAL  RESOURCES,  INC.


Date:  May  14,  2003         By:  /s/Christopher  A.  Wheeler
                              ---------------------------------
                              Christopher  A.  Wheeler
                              Chief  Executive  Officer
                              Chief  Financial  Officer