Form 10QSB
period 2003-06-30
AMERICAN HOSPITAL RESOURCES INC
filed 2003-09-08
CIK 1127005

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

 (Issuer’s telephone number)

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

At June 30, 2003 the issuer had 8,654,000 shares of no par value common stock issued and outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

#

 FORM 10-QSB

AMERICAN HOSPITAL RESOURCES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets – June 30, 2003 and December 31, 2002

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4-5 6 7-8 9-35 36 39
PART II.

Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 5.  Other Information

Related Party Transactions

Subsequent Events

Item 6.  Exhibits and Reports on Form 8-K

		39 40 44 44 44 45
	Signatures	46

(Inapplicable items have been omitted)

#

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

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

June 30,

December 31,

2003

2002

_____________

_____________

CURRENT ASSETS:

Cash

$

8,530

$

6,779

Accounts receivable, net of allowance

  for doubtful accounts of $102,300

433,859

-

Advance to NIPSI

-

15,000

Inventory

273,864

-

Prepaid expense

293

30,075

_____________

_____________

Total Current Assets

716,546

51,854

_____________

_____________

PROPERTY AND EQUIPMENT, net

162,393

1,743

_____________

_____________

OTHER ASSETS:

Goodwill

1,312,936

60,321

Deferred acquisition costs

250,000

-

Deferred stock offering costs

1,059,609

1,059,424

Deposits

9,622

-

_____________

_____________

Total Other Assets

2,632,167

1,119,745

_____________

_____________

$

3,511,106

$

1,173,342

_____________

_____________

[Continued]

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

[Continued]

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

June 30,

December 31,

2003

2002

_____________

_____________

CURRENT LIABILITIES:

Accounts payable

$

1,221,068

$

1,088,150

Dividends payable

8,860

-

Accrued expenses

170,287

109,940

Current portion of notes payable

430,069

-

Current portion of capital lease obligations

60,566

-

_____________

_____________

Total Current Liabilities

1,890,850

1,198,090

LONG-TERM DEBT:

Notes payable, less current portion

796,681

-

Capital lease obligations, less current portion

48,633

-

_____________

_____________

Total Long-Term Debt

845,314

-

_____________

_____________

COMMITMENTS AND CONTINGENCIES [See Note 20]

-

-

_____________

_____________

Total Liabilities

2,736,164

1,198,090

_____________

_____________

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, no par value,

  10,000,000 shares authorized:

Series A convertible preferred stock,

  1,949,933 and 2,600,000 shares

  issued and outstanding, respectively

4,017,758

3,900,000

Series B convertible preferred stock,

  720,000 and no shares issued and

  outstanding, respectively

540,000

-

Series C convertible preferred stock,

  6,400 and no shares issued and

  outstanding, respectively

30,432

-

Common stock, no par value,

  100,000,000 shares authorized,

  8,654,000 and 7,614,000 shares issued

  and outstanding, respectively

4,019,122

3,759,522

Additional paid-in capital

955,496

955,496

Retained earnings (deficit)

(8,787,866)

(8,639,766)

_____________

_____________

Total Stockholders' Equity (Deficit)

774,942

(24,748)

_____________

_____________

$

3,511,106

$

1,173,342

_____________

_____________

Note: The Balance Sheet of December 31, 2002 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months

For the Six Months

    Ended June 30,

   Ended June 30,

____________________

____________________

2003

2002

2003

2002

_________

_________

_________

_________

REVENUES:

Pharmacy sales

$

969,264

$

-

$

969,264

$

-

Consulting services

-

58,100

-

58,100

_________

_________

_________

_________

Total Revenues

969,264

58,100

969,264

58,100

COST OF GOODS SOLD

692,813

-

692,813

-

_________

_________

_________

_________

GROSS PROFIT

276,451

58,100

276,451

58,100

_________

_________

_________

_________

EXPENSES:

General and administrative

257,732

60,449

344,570

85,857

Costs of unsuccessful NIPSI

  acquisition

2,006

-

2,006

-

_________

_________

_________

_________

Total Expenses

259,738

60,449

346,576

85,857

_________

_________

_________

_________

EARNINGS (LOSS) BEFORE

  OTHER EXPENSE

16,713

(2,349)

(70,125)

(27,757)

OTHER EXPENSE:

   Interest expense

(12,730)

(526)

(12,730)

(1,122)

_________

_________

_________

_________

EARNINGS (LOSS) BEFORE

  INCOME TAXES

3,983

(2,875)

(82,855)

(28,879)

CURRENT TAX EXPENSE

-

-

-

-

DEFERRED TAX EXPENSE

-

-

-

-

_________

_________

_________

_________

NET INCOME (LOSS)

3,983

(2,875)

(82,855)

(28,879)

_________

_________

_________

_________

BENEFICIAL CONVERSION

  FEATURE OF PREFERRED STOCK

  EQUIVALENT TO A DIVIDEND

(56,385)

-

(56,385)

-

DIVIDEND REQUIREMENTS OF

  PREFERRED STOCK

(8,860)

-

(8,860)

-

_________

_________

_________

_________

NET INCOME (LOSS) AVAILABLE

  TO COMMON SHAREHOLDERS

$

(61,262)

$

(2,875)

$

(148,100)

$

(28,879)

_________

_________

_________

_________

LOSS PER COMMON SHARE

$

(.01)

$

(.00)

$

(.02)

$

(.00)

_________

_________

_________

_________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months

   Ended June 30,

____________________

2003

2002

_________

_________

Cash Flows from Operating Activities:

Net loss

$

(82,855)

$

(28,879)

Adjustments to reconcile net loss to net cash used

  by operating activities:

Depreciation

3,577

13

Non-cash services for common stock

-

1,603

Changes in assets and liabilities:

(Increase) decrease in accounts receivable

(58,731)

24,340

(Increase) in related party receivable

-

(13,500)

Decrease in Inventory

64,583

-

Decrease in prepaid expense

29,782

-

Increase (decrease) in accounts payable

(81,136)

15,542

Increase in accrued expenses

60,272

20,499

(Decrease) in related party payable

-

(6,399)

_________

_________

Net Cash (Used) by Operating Activities

(64,508)

13,219

_________

_________

Cash Flows from Investing Activities:

Payments received on advance to NIPSI

15,000

-

Payments received on note receivable

-

30,000

Payments for property and equipment

(31,103)

(600)

Payments for goodwill

-

(55,020)

Cash (used) by acquisition of AHR Subsidiary

-

(17,283)

Payments of NIPSI acquisition costs

(70,000)

-

_________

_________

Net Cash (Used) by Investing Activities

(86,103)

(42,903)

_________

_________

Cash Flows from Financing Activities:

Payments on bank overdraft

(8,593)

-

Proceeds from deposit from NIPSI

70,000

-

Proceeds from notes payable

19,689

120,000

Payments on notes payable

(20,216)

-

Payments on capital lease obligations

(9,738)

-

Payments of stock offering costs

(2,280)

-

Proceeds from sale of Series A preferred stock

61,500

-

Proceeds from sale of Series B preferred stock

32,000

-

Proceeds from sale of common stock

10,000

20,000

Payments to repurchase common stock

-

(79,500)

_________

_________

Net Cash Provided by Financing Activities

152,362

60,500

_________

_________

Net Increase (Decrease) in Cash

1,751

30,816

Cash at Beginning of the Period

6,779

80

_________

_________

Cash at End of the Period

$

8,530

$

30,896

_________

_________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

Interest

$

7,707

$

-

Income taxes

$

-

$

-

 [Continued]

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2003:

In January 2003, the Company issued 1,000,000 shares of common stock as partial consideration of $250,000 for the proposed acquisition of Coastalmed.

From April through June 2003, the Company issued 69,933 shares of Series A preferred stock with a beneficial conversion feature of $56,385 which has been accounted for as a dividend on the day of issue.

In May 2002, the Company issued 720,000 shares of Series B preferred stock and signed $900,000 of notes payable to acquire RX Subsidiary.

In May and June 2003, the Company recorded dividends payable of $8,860 for their preferred stock.

For the six months ended June 30, 2002:

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

In May 2002, the Company issued 500,000 shares of common stock to convert $20,000 of notes payable and $1,281 of accrued interest.

In June 2002, the Company issued 3,196,873 shares of common stock to acquire AHR Subsidiary.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - American Hospital Resources, Inc. (“Parent”) was organized under the laws of the State of Utah on May 9, 1972 as High-Line Investment & Development Company.  In 1977, Parent changed its name to Gayle Industries, Inc.  In 1978, Parent merged into Swing Bike.  In 1979, Parent changed its name to Horizon Energy Corporation.  In 1992, Parent changed its name to Millennium Entertainment Corp.  In 1993, Parent changed its name to New Horizon Education, Inc.  In 1993, Parent also organized a wholly owned subsidiary with the sole purpose of merging with Ruff Network Marketing, Inc.  In 1997, Parent sold its wholly owned subsidiary to Phoenix Ink, LLC.  On June 17, 2002, Parent changed its name to American Hospital Resources, Inc.

American Hospital Resources, Inc. (“AHR Subsidiary”) was organized under the laws of the State of Delaware on August 27, 1999 as Frozen Enterprises, Inc.  In February 2002, AHR Subsidiary changed its name to American Hospital Resources, Inc.  On December 31, 2002, the Company’s Board of Directors determined to dissolve AHR Subsidiary.  AHR Subsidiary is not in good standing with the State of Delaware [See Note 22].

NIPSI Pharmacy of Texas (“NPT Subsidiary”) was organized as a wholly owned subsidiary under the laws of the State of Nevada on December 19, 2002 to provide pharmacy services.

Rx Solutions, Inc. (“RX Subsidiary”) was organized under the laws of the State of Mississippi on August 24, 2001.  On May 1, 2003, Parent acquired RX Subsidiary pursuant to a Stock Purchase Agreement signed May 8, 2003.  The agreement called for Parent to issue 720,000 shares of Series B preferred stock and to sign $900,000 of notes payable to the former shareholders of RX Subsidiary for 100% of the outstanding shares of RX Subsidiary’s common stock wherein RX Subsidiary became a wholly-owned subsidiary of Parent [See Note 2].  The merger of Parent and RX Subsidiary has been accounted for as a purchase of RX Subsidiary.  The financial statements reflect the operations of RX Subsidiary from May 1, 2003.

American Hospital Resources, Inc., AHR Subsidiary, NPT Subsidiary and RX Subsidiary (“the Company”) retails medications as a closed-door pharmacy and provides hospital management consulting.  The Company has, at the present time, not paid any cash dividends on their common stock and any dividends that may be paid in the future on their common stock will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for the periods then ended have been made.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2002 audited financial statements.  The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

Consolidation - The consolidated financial statements include the accounts of Parent, Parent’s wholly owned AHR Subsidiary, Parent’s wholly owned NPT Subsidiary and Parent’s wholly owned RX Subsidiary.  All significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounts and Loans Receivable - The Company records accounts and loans receivable at the lower of cost or fair value.  The Company determines the lower of cost or fair value of non-mortgage loans on an individual asset basis.  The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past due.  The Company recognizes interest income on a loan receivable based on the stated interest rate over the term of the loan.  The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable.  The Company estimates allowances for doubtful accounts and loan losses based on the aged receivable balances and historical losses.  The Company records interest income on delinquent accounts and loans receivable only when payment is received.  The Company first applies payments received on delinquent accounts and loans receivable to eliminate the outstanding principal.  The Company charges off uncollectible accounts and loans receivable when management estimates no possibility of collecting the related receivable.  The Company considers accounts and loans receivable to be past due or delinquent based on contractual terms.

Inventory - Inventory is stated at the lower of cost or market using the first-in, first-out method [See Note 7].

Property and Equipment - Property and equipment are stated at cost.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets of five to ten years.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews their property and equipment for impairment.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.”  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.  As of June 30, 2003, the Company has capitalized a total of $2,955 of website costs which are included in property and equipment.  The Company did not incur any planning costs and did not record any research and development costs for the six months ended June 30, 2003 and 2002.

Intangible Assets - The Company accounts for their intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification.  In accordance with SFAS No. 142, the Company periodically reviews their intangible assets for impairment.  No impairment was recorded during the six months ended June 30, 2003 and 2002.

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

Revenue Recognition - The Company’s revenue comes primarily from the retail sale of medications as a closed-door pharmacy.  Revenue from pharmacy sales is recognized upon shipment of the product.  All sales are final when shipment is made.  The Company also generates revenue from hospital management consulting.  Revenue from consulting and managing hospitals is recognized over the term of the underlying agreement.  A portion of the consulting services is subcontracted out by the Company to third party vendors.  These direct costs are recorded by the Company as general and administrative expenses.  Revenue from facilitating the sale of hospital property is recorded when property is sold.  The Company has purchased the right to receive a portion of the revenues from a consulting and asset sale agreement.  Revenue derived from the purchased contract rights is recorded as received on a net basis.  On a net basis, only the share of revenue belonging to the Company is recorded as revenue.

Stock-Based Compensation - The Company has two stock-based employee compensation plans [See Note 15].  The Company accounts for their plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to the Company’s stock-based employee compensation.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

For the Three Months

For the Six Months

    Ended June 30,

   Ended June 30,

____________________

____________________

2003

2002

2003

2002

_________

_________

_________

_________

Net income (loss), as reported

$

3,983

$

(2,875)

$

(82,855)

$

(28,879)

Add: Stock-based employee

  compensation expense

  included in reported net

  income

-

-

-

-

Deduct: Total stock-based

  employee compensation

  expense determined under

  fair value based method

-

(37)

-

(37)

_________

_________

_________

_________

Pro forma net loss

$

3,983

$

(2,912)

$

(82,855)

$

(28,916)

_________

_________

_________

_________

Loss per common share,

  as reported

$

(.01)

$

(.00)

$

(.02)

$

(.00)

Loss per common share,

  pro forma

$

(.01)

$

(.00)

$

(.02)

$

(.00)

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” [See Note 16].

Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 19].

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 147, “Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, were recently issued.  SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Reclassification - The financial statements for periods prior to June 30, 2003 have been reclassified to conform to the headings and classifications used in the June 30, 2003 financial statements.

NOTE 2 - ACQUISITION OF RX SOLUTIONS, INC.

On May 1, 2003, Parent acquired RX Subsidiary pursuant to a Stock Purchase Agreement signed May 8, 2003.  The agreement called for Parent to issue 720,000 shares of Series B Preferred Stock and to sign $900,000 of notes payable to the former shareholders of RX Subsidiary for 100% of the outstanding shares of RX Subsidiary’s common stock.  The $900,000 of notes payable was issued as a $300,000 90-day no-interest note payable, a $294,000 five-year 7% note payable with interest-only payments for the first 24 months and a $306,000 five-year 7% note payable with interest-only payments for the first 24 months.  As part of the agreement, the Company entered into a three-year Employment Agreement with the former shareholders of RX Subsidiary [See Note 20].  The agreement also granted to the Company’s Chief Executive Officer an 18-month option to purchase up to 300,000 shares of the Series B preferred stock from the former shareholders of RX Subsidiary at $2.50 per share.  The Company has accounted for the acquisition as a purchase of RX Subsidiary.  The Company recorded goodwill of $1,234,017 as a result of the acquisition.  The financial statements reflect the operations of RX Subsidiary from May 1, 2003.  Subsequently, the Company defaulted on the notes and employment agreement underlying this acquisition.  In August 2003, the Company signed an extension to the Stock Purchase Agreement [See Note 22].

The following is the unaudited condensed balance sheet of RX Subsidiary at May 1, 2003, the date the acquisition closed.

May 1,

2003

___________

ASSETS:

Accounts receivable

$

375,128

Inventory

338,447

Property and Equipment

133,124

Deposits

9,622

___________

$

856,321

___________

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):

Bank overdraft

$

8,593

Accounts payable

214,054

Accrued expenses

75

Notes payable

327,277

Capital lease obligations

118,937

Common stock

1,000

Retained Earnings

186,385

___________

$

856,321

___________

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACQUISITION OF RX SOLUTIONS, INC. [Continued]

The following unaudited proforma information provides operating results as if the acquisition had occurred at the beginning of the period presented:

For the Three Months

For the Six Months

    Ended June 30,

   Ended June 30,

____________________

____________________

2003

2002

2003

2002

_________

_________

_________

_________

Revenues

$

1,539,694

$

1,133,019

$

2,653,505

$

2,101,451

_________

_________

_________

_________

Earnings before extraordinary

  items and the cumulative effect

  of accounting changes

$

59,260

$

21,984

$

64,749

$

45,252

_________

_________

_________

_________

Net income

$

59,260

$

21,984

$

64,749

$

45,252

_________

_________

_________

_________

Earnings (loss) per common share

$

(.00)

$

.00

$

(.00)

$

.00

_________

_________

_________

_________

NOTE 3 - ACQUISITION AND VOIDING OF ACQUISITION OF NIPSI

On December 13, 2002, Parent signed an asset purchase agreement with NIPSI Healthcare of Houston Limited Partnership (“NIPSI”) and NIPSI of Houston, Inc. (“NIPSI General Partner”).  The agreement provided for Parent to assume certain liabilities of NIPSI and to sign an unsecured 18-month $150,000 note payable to NIPSI for most of the operating assets of NIPSI.  The agreement also included a non-compete covenant from NIPSI and NIPSI General Partner.  The acquisition closed December 16, 2002; however, in April 2003, the court entered a default judgment against NIPSI.  The court found that NIPSI had fraudulently transferred assets to the Company to avoid the claims of AmeriSource.  The court voided and nullified the transfer of assets from NIPSI to the Company and ordered NIPSI to pay $551,264 to AmeriSource.  As a result of these proceedings, the asset purchase agreement between the Company, NIPSI and NIPSI General Partner was voided and the Company was released as a defendant.  Also, NIPSI General Partner sent a demand letter to the Company to rescind the asset purchase agreement and claiming damages of $120,000 against the Company [See Note 20].  The financial statements reflect the acquisition as having been voided or rescinded and any expenses associated with the voided acquisition have been classified as costs of the unsuccessful NIPSI acquisition.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - ACQUISITION OF AMERICAN HOSPITAL RESOURCES, INC.

On April 3, 2002, Parent signed an agreement and plan of reorganization with Phase One, LLC and AHR Subsidiary.  The agreement provided for Parent to issue 3,196,873 shares of its common stock for all 1,500 shares of AHR Subsidiary’s common stock.  In connection with the proposed agreement, Parent previously issued a total of 13,000,000 shares of its common stock to Phase One, LLC for $130,000 in financing.  The agreement called for former shareholders of AHR Subsidiary to receive up to 12,870,000 shares of the common stock issued to Phase One, LLC based on the performance of the Company.  In connection with the agreement, Parent amended its articles of incorporation to authorize 10,000,000 shares of preferred stock and to change its name to American Hospital Resources, Inc.  Also in connection with the agreement, Parent and AHR Subsidiary entered into three-year consulting agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. [See Note 20].  As a result of the agreement, the former officers and directors of the Company resigned and new officers and directors were appointed.  The acquisition closed June 17, 2002 and has been accounted for as a purchase of AHR Subsidiary.  The Company recorded goodwill of $60,321 as a result of the acquisition.  On December 31, 2002, the agreement and plan of reorganization was amended to exchange the 13,000,000 shares of the Company’s common stock that had been issued to Phase One, LLC for 2,600,000 shares of the Company’s Series A preferred stock.  The agreement was further amended to issue the 2,600,000 shares of Series A preferred stock to the Company’s Chief Executive Officer for value received by Phase One, LLC, which effected a change in control of the Company.  The amended agreement also grants the Company’s Chief Executive Officer the right to convert, at any time, any or all of the common stock that he received under the agreement into Series A preferred stock at a rate of five shares of common stock into one share of Series A preferred stock.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at:

June 30,

December 31,

2003

2002

_____________

_____________

Accounts receivable from pharmacy sales

$

433,859

$

-

Parkview management consulting services

7,800

7,800

Parkview purchased commission

94,500

94,500

_____________

_____________

536,159

102,300

Less: allowance for doubtful accounts

(102,300)

(102,300)

_____________

_____________

Net accounts receivable

$

433,859

$

-

_____________

_____________

At June 30, 2003 and December 31, 2002, the Company had receivables from two agreements with Parkview.  Parkview is undergoing bankruptcy reorganization and the receivables were generated as part of the reorganization.  While management expects to collect on both Parkview receivables, collection is not certain and an allowance has been recorded.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ADVANCE TO NIPSI

Advance to NIPSI consisted of the following at:

June 30,

December 31,

2003

2002

_____________

_____________

Advance to NIPSI

$

-

$

15,000

_____________

_____________

Net advance to NIPSI

$

-

$

15,000

_____________

_____________

At December 31, 2002, the Company had made advances to NIPSI which had not been repaid.  In 2003, the Company received $15,000 from NIPSI; however, NIPSI General Partner subsequently rescinded an asset purchase agreement and, in a default judgment against NIPSI in favor of a creditor, the court voided and nullified the transfer of NIPSI assets to the Company [See Notes 3 and 20].

NOTE 7 - INVENTORY

Inventory consists of the following at:

June 30,

December 31,

2003

2002

_____________

_____________

Finished goods

$

273,864

$

-

_____________

_____________

Total Inventory

$

273,864

$

-

_____________

_____________

The Company has estimated that no allowance for slow moving or obsolete inventory was necessary at June 30, 2003 and December 31, 2002.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

June 30,

December 31,

2003

2002

_____________

_____________

Furniture and fixtures

$

22,058

$

-

Machinery and equipment

111,497

431

Vehicles

29,689

-

Website

2,955

1,541

_____________

_____________

166,199

1,972

Less: accumulated depreciation

(3,806)

(229)

_____________

_____________

Net property and equipment

$

162,393

$

1,743

_____________

_____________

Depreciation expense for the six months ended June 30, 2003 and 2002 was $3,577 and $13, respectively.

NOTE 9 - GOODWILL

The Company has no indefinite-life or definite-life intangible assets.  The following is a summary of the transactions affecting the Company’s goodwill.

For the Three Months

For the Six Months

    Ended June 30,

    Ended June 30,

____________________

____________________

2003

2002

2003

2002

_________

_________

_________

_________

Goodwill at beginning of period

$

60,321

$

-

$

60,321

$

-

Goodwill from the acquisition

  of AHR Subsidiary

-

60,321

-

60,321

Goodwill from the acquisition

  of RX Subsidiary

1,252,615

-

1,252,615

-

_________

_________

_________

_________

Goodwill at end of period

$

1,312,936

$

60,321

$

1,312,936

$

60,321

_________

_________

_________

_________

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - ACCRUED EXPENSES

Accrued expenses consist of the following at:

June 30,

December 31,

2003

2002

_____________

_____________

Accrued payroll and related expenses

$

165,264

$

109,940

Accrued interest

5,023

-

_____________

_____________

Total accrued expenses

$

170,287

$

109,940

_____________

_____________

NOTE 11 - OPERATING LEASES

The Company has entered into a three-year lease agreement with Rodney E. Smith and Beverly A. Smith for office space.  Rent payments are $325 per month and the lease expires in December 2004.  Lease expense for the six months ended June 30, 2003 and 2002 amounted to $650 and $0, respectively.

The Company has entered into a three-year lease agreement with West Oaks LLC for office space.  Rent payments were initially $1,000 per month increasing by 3% on each anniversary of the lease.  The lease expires in October 2004 but is renewable for an additional term.  Lease expense for the six months ended June 30, 2003 and 2002 amounted to $2,060 and $0, respectively.

Minimum future rental payments under non-cancelable operating leases for the twelve-month periods ended and in aggregate are:

June 30,

Amount

___________

___________

2004

$

16,508

2005

6,194

2006

-

2007

-

2008

-

___________

$

22,702

___________

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - NOTES PAYABLE

Notes payable consist of the following at:

June 30,

December 31,

2003

2002

_____________

_____________

Three-year 8% note payable to Peoples Bank

maturing in October 2005 secured by all of the

assets of RX Subsidiary and 550 acres of land

owned by a former shareholder of RX Subsidiary

$

286,661

$

-

90-day no-interest note payable to the former

shareholders of RX Subsidiary maturing in

August 2003 secured by all of the assets of

RX Subsidiary

300,000

-

Five-year 7% unsecured note payable to a

former shareholder of RX Subsidiary maturing

in April 2008

294,000

-

Five-year 7% unsecured note payable to a

former shareholder of RX Subsidiary maturing

in April 2008

306,000

-

Three-year 6.75% unsecured note payable to

Abbott Laboratories maturing in October 2004

3,765

-

Three-year 6% unsecured note payable to

Abbott Laboratories maturing in December 2004

4,212

-

Three-year 4.75% unsecured note payable to

Abbott Laboratories maturing in March 2005

1,933

-

Three-year 4.75% unsecured note payable to

Abbott Laboratories maturing in April 2005

2,014

-

Three-year 4.75% unsecured note payable to

Abbott Laboratories maturing in February 2006

1,438

-

Three-year 4.25% unsecured note payable to

Abbott Laboratories maturing in May 2006

7,038

-

Five-year 9% note payable to Hancock Bank

maturing in June 2008 secured by a vehicle

with a net book value of $26,904

19,689

-

_____________

_____________

1,226,750

-

Less current portion

(430,069)

_____________

_____________

$

796,681

$

-

_____________

_____________

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - NOTES PAYABLE [Continued]

The notes payable mature as follows for the twelve-month periods ended:

June 30,

Principal Due

___________

___________

2004

$

430,069

2005

151,672

2006

238,348

2007

205,125

2008

201,536

___________

$

1,226,750

___________

For the six months ended June 30, 2003 and 2002, interest expense on the notes payable amounted to $11,390 and $1,122, respectively.

NOTE 13 - CAPITAL LEASES

At June 30, 2003 and December 31, 2002, respectively, the Company had recorded machinery and equipment on capital leases of $96,659 and $0 and related accumulated depreciation of $2,161 and $0.  Depreciation and amortization of property and equipment purchased on capital leases are included in depreciation expense and amounted to $2,161 and $0 for the six months ended June 30, 2003 and 2002, respectively.  For the six months ended June 30, 2003 and 2002, interest expense on capital lease obligations amounted to $1,340 and $0, respectively.

Minimum future capital lease payments for the twelve-month periods ended and in aggregate are:

June 30,

Amount

___________

___________

2004

$

66,300

2005

34,885

2006

12,888

2007

2,196

2008

1,465

___________

117,734

Less amount representing interest

(8,535)

___________

Present value of minimum lease payments

$

109,199

___________

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - CAPITAL LEASES [Continued]

Capital lease obligations consist of the following at:

June 30,

December 31,

2003

2002

_____________

_____________

Three-year equipment lease agreement with

Fleetwood Industries guaranteed by a former

shareholder of RX Subsidiary

$

27,909

$

-

Three-year equipment lease agreement with

American Express Business Finance

guaranteed by a former shareholder of

RX Subsidiary

4,174

-

Three-year equipment lease agreement with

US Bancorp Business Equipment Finance

Group guaranteed by a former shareholder

of RX Subsidiary

16,604

-

Three-year equipment lease agreement with

US Bancorp Business Equipment Finance

Group guaranteed by a former shareholder

of RX Subsidiary

6,546

-

Three-year equipment lease agreement with

Canon Financial Services guaranteed by a

former shareholder of RX Subsidiary

4,158

-

Three-year equipment lease agreement with

US Bancorp Business Equipment Finance

Group guaranteed by a former shareholder

of RX Subsidiary

26,525

-

15-month equipment lease agreement with

Canon Financial Services guaranteed by a

former shareholder of RX Subsidiary

879

-

Five-year equipment lease agreement with

Canon Financial Services guaranteed by a

former shareholder of RX Subsidiary

8,718

-

Three-year equipment lease agreement with

US Bancorp Business Equipment Finance

Group guaranteed by a former shareholder

of RX Subsidiary

13,686

-

_____________

_____________

109,199

-

Less current portion

(60,566)

_____________

_____________

$

48,633

$

-

_____________

_____________

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, no par value, with such rights, preferences and designations and to be issued in such series as determined by the Company’s Board of Directors.  In December 2002, the Company’s Board of Directors designated 5,000,000 shares as Series A and 5,000,000 shares as Series B.  In June 2003, the Company’s Board of Directors modified the preferred stock distributions to designate 2,600,000 shares as Series A, 5,000,000 shares as Series B and 1,200,000 as Series C.  Although the Company has not yet designated any shares of preferred stock as Series D1, the Company plans to designate enough shares as Series D1 to allow for a stock dividend declared on June 2, 2003 [See Below and Note 22].  The Series C preferred stock ranks senior to the Series A, B and D1 preferred stocks in liquidation preference and the Series B preferred stock ranks senior to the Series A preferred stock in liquidation preference.

Series A Preferred Stock - Series A preferred stock is only available to the Company’s management, directors and existing shareholders.  Each share of Series A preferred stock has the voting rights of five shares of common stock and is convertible at the shareholder’s option into five shares of common stock.  If shares of the Series A preferred stock are required to be converted as part of a sale or merger of the Company, then each share of Series A preferred stock is convertible into 5.5 shares of common stock.  Each share of Series A preferred stock is entitled to receive a $.0575 annual dividend payable monthly.  The total annual dividend for all shares of Series A preferred stock is limited to 50% of the Company’s earnings before interest, taxes, depreciation and amortization for the year and the monthly payments are adjusted accordingly.  For the six months ended June 30, 2003, the Company has negative earnings before interest, taxes, depreciation and amortization; therefore, no dividend is due on the Series A preferred stock and no accrual for future dividend payments has been recorded in the accompanying financial statements.  In June 2003, the Company’s Board of Directors modified the mandatory conversion and dividend provisions of the Series A preferred stock.  Effective July 1, 2003, if there is a merger, reorganization, recapitalization or similar event in which the Company is not the surviving entity, then each share of Series A preferred stock will be converted into 5.5 shares of common stock.  Effective July, 1, 2003, each share of Series A preferred stock is entitled to receive a cumulative $.0575 annual dividend payable monthly with no limitation based on earnings.

In May and June 2003, the Company issued 14,933 shares of their previously authorized but unissued Series A preferred stock for cash of $28,000, or approximately $1.875 per share.  Due to the beneficial conversion feature, the Company recorded a dividend of $22,185 upon the issuance of the shares.  Stock offering costs of $127 were netted against the proceeds.

In May 2003, the Company issued 8,000 shares of their previously authorized but unissued Series A preferred stock for cash of $10,000, or $1.25 per share.  Due to the beneficial conversion feature, the Company recorded a dividend of $10,000 upon the issuance of the shares.

In May 2003, a shareholder of the Company returned 720,000 shares of Series A preferred stock to the Company for cancellation.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - PREFERRED STOCK [Continued]

In April 2003, the Company issued 47,000 shares of their previously authorized but unissued Series A preferred stock for cash of $23,500, or $.50 per share.  Due to the beneficial conversion feature, the Company recorded a dividend of $24,200 upon the issuance of the shares.

In December 2002, the Company issued 2,600,000 shares of their previously authorized but unissued Series A preferred stock in exchange for 13,000,000 shares of the Company’s common stock.

Series B Preferred Stock - Series B preferred stock is only available to parties who sell a business to the Company.  Each share of Series B preferred stock has no voting rights and is convertible into five shares of common stock.  Each share of Series B preferred stock is entitled to receive a cumulative 6% annual dividend payable quarterly based on the purchase price paid to the Company or the consideration received by the Company.  Series B preferred stock may not be transferred without the express written consent of the Company.  At June 30, 2003, there were 720,000 shares of Series B preferred stock issued and outstanding which are recorded at $540,000.  Accordingly, at June 30, 2003, the Company has recorded a quarterly dividend of $8,100.

In May 2003, in connection with a Stock Purchase Agreement, the Company issued 720,000 shares of their previously authorized but unissued Series B preferred stock in the acquisition of RX Subsidiary [See Note 2].

Series C Preferred Stock - Each share of Series C preferred stock has no voting rights and is entitled to receive a cumulative $.475 annual dividend payable quarterly.  Each share of Series C preferred stock is convertible at the shareholder’s option into five shares of common stock after a two-year waiting period following issuance.  If there is a merger, reorganization, recapitalization or similar event in which the Company is not the surviving entity, then each share of Series C preferred stock will be converted into five shares of common stock.  Series C preferred stock may not be transferred without the express written consent of the Company.  At June 30, 2003, there were 6,400 shares of Series C preferred stock issued and outstanding.  Accordingly, at June 30, 2003, the Company has recorded a quarterly dividend of $760.

Private Series C Preferred Stock Offering - The Company is offering 600 units at a price of $10,000 per unit.  Each unit consists of 2,000 shares of the Company’s previously authorized but unissued Series C preferred stock.  The offering price of $10,000 per unit was arbitrarily determined by the Company.  The Company expects to use one or more agents in the offering and expects to pay up to 10% in sales commissions.  Some shares will be offered and may be sold by an officer of the Company who will receive no sales commissions or other compensation in connection with the offering except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering.  Stock offering costs are estimated to be approximately $700,000 and will be offset against the proceeds of the offering.  The offering is expected to close August 31, 2003.  As of June 30, 2003, the Company has sold 3.2 units for cash of $32,000.  At June 30, 2003, the Company has incurred stock offering costs of $1,568 which have been netted against the proceeds.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - PREFERRED STOCK [Continued]

Series D1 Preferred Stock Dividend - Series D1 preferred stock is only available to shareholders of record on July 15, 2003.  Each share of Series D1 preferred stock has no voting or dividend rights.  The Series D1 preferred stock shareholders are entitled to 5% of the net sale or liquidation value of RX Subsidiary.  If there is a merger, reorganization, recapitalization or similar event in which the Company is not the surviving entity, then the Series D1 preferred stock shareholders will be entitled to 5% of the net proceeds attributable to RX Subsidiary.  Series D1 preferred stock may not be transferred except as required by applicable state and federal law.  On June 2, 2003, the Company’s Board of Directors declared a dividend of one share of Series D1 preferred stock for every 20 shares of common stock or common stock equivalent preferred stock held as of July 15, 2003.  The Company has not yet designated any shares of preferred stock as Series D1.  The Company plans to designate enough shares as Series D1 to allow for this stock dividend [See Note 22].

NOTE 15 - COMMON STOCK, OPTIONS AND WARRANTS

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

In December 2002, the Company repurchased and cancelled 13,000,000 shares of the Company’s issued and outstanding common stock for 2,600,000 shares of Series A preferred stock.

In October 2002, the Company issued 200,000 shares of their previously authorized but unissued common stock for cash of $50,000, or $.25 per share.  Stock offering costs of $5,000 were netted against the proceeds.

In August 2002, the Company issued 584,000 shares of their previously authorized but unissued common stock for services valued at $146,000, or $.25 per share.

In June 2002, in connection with an agreement and plan of reorganization, the Company issued 3,196,873 shares of their previously authorized but unissued common stock to acquire AHR Subsidiary [See Note 4].

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

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - COMMON STOCK, OPTIONS AND WARRANTS [Continued]

In February and March 2002, the Company repurchased and cancelled 3,198,736 shares of the Company’s issued and outstanding common stock for cash of $79,500, or an average of approximately $.025 per share.  The Company had offered to repurchase the shares for an amount up to the original sales price because the National Association of Securities Dealers had imposed a special restriction on the trading of these shares.

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

Stock Options - In November 2002, the Company granted 2,000,000 options to purchase common stock at $.50 per share for services rendered valued at $882,400.  The options vested immediately and are exercisable for three years.  At June 30, 2003, none of these options had been exercised, forfeited or cancelled.

In March 2002, the Company granted 20,000 options to purchase common stock at $.05 per share to attract new directors to Company.  The options vested immediately and are exercisable for two years.  At June 30, 2003, none of these options had been exercised, forfeited or cancelled.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - COMMON STOCK, OPTIONS AND WARRANTS [Continued]

A summary of the status of the options is presented below.

For the Three Months Ended June 30,

For the Six Months Ended June 30,

__________________________________

__________________________________

2003

2002

2003

2002

________________

________________

________________

________________

Weighted

Weighted

Weighted

Weighted

Average

Average

Average

Average

Exercise

Exercise

Exercise

Exercise

Shares

Price

Shares

Price

Shares

Price

Shares

Price

_______

_______

_______

_______

_______

_______

_______

_______

Outstanding at beginning of

  period

2,020,000

$

.50

20,000

$

.05

2,020,000

$

.50

-

$

-

Granted

-

$

-

-

$

-

-

$

-

20,000

$

.05

Exercised

-

$

-

-

$

-

-

$

-

-

$

-

Forfeited

-

$

-

-

$

-

-

$

-

-

$

-

Expired

-

$

-

-

$

-

-

$

-

-

$

-

_______

_______

_______

_______

_______

_______

_______

_______

Outstanding at end of period

2,020,000

$

.50

20,000

$

.05

2,020,000

$

.50

20,000

$

.05

_______

_______

_______

_______

_______

_______

_______

_______

Weighted average fair value

  of options granted during

  the period

-

$

-

-

$

-

-

$

-

20,000

$

.02

_______

_______

_______

_______

_______

_______

_______

_______

The fair value of each option and warrant granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions used for the grants on November 1, 2002: risk-free rate of 2.92%, expected dividend yield of zero, expected lives of 3 years and expected volatility of 100%.  The following assumptions were used for grants on March 14, 2002: risk-free rate of 3.63%, expected dividend yield of zero, expected lives of 2 years and expected volatility of 100%.  The following assumptions were used for grants on March 4, 2002: risk-free rate of 3.24%, expected dividend yield of zero, expected lives of 2 years and expected volatility of 100%.

A summary of the status of the options outstanding at June 30, 2003 is presented below:

Options Outstanding

Options Exercisable

___________________________________________

_________________________

Range of

Weighted-Average

Weighted-Average

Weighted-Average

Exercise

Number

Remaining

Exercise

Number

Exercise

Prices

Outstanding

Contractual Life

Price

Exercisable

Price

___________

___________

______________

______________

_________

______________

$

.05

20,000

0.7 years

$

.05

20,000

$

.05

$

.50

2,000,000

2.3 years

$

.50

2,000,000

$

.50

___________

___________

______________

______________

_________

______________

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - COMMON STOCK, OPTIONS AND WARRANTS [Continued]

Incentive Stock Bonus Plan - On December 31, 2002, the Company’s Board of Directors adopted the Incentive Stock Bonus Plan (“the Plan”).  The Plan provides for the granting of 5-year warrants to purchase shares of common stock to directors, senior management and certain key employees.  Awards under the Plan will be granted as determined by the Company’s Board of Directors.  The Company’s Board of Directors further authorized the 2003 Stock Bonus Pool which consists of 1,000,000 warrants to purchase common stock at $.25 per share.  At June 30, 2003, total warrants available to be granted from the 2003 Stock Bonus Pool amounted to 700,000.

In December 2002, the Company granted 300,000 warrants to purchase common stock to directors and NIPSI personnel for services rendered valued at $19,577.  The warrants were granted from the 2003 Stock Bonus Pool, vested immediately and are exercisable at $.25 per share for five years.  At June 30, 2003, none of these warrants had been exercised, forfeited or cancelled.

A summary of the status of the warrants granted under the Company’s Incentive Stock Bonus Plan is presented below.

For the Three Months Ended June 30,

For the Six Months Ended June 30,

__________________________________

__________________________________

2003

2002

2003

2002

________________

________________

________________

________________

Weighted

Weighted

Weighted

Weighted

Average

Average

Average

Average

Exercise

Exercise

Exercise

Exercise

Shares

Price

Shares

Price

Shares

Price

Shares

Price

_______

_______

_______

_______

_______

_______

_______

_______

Outstanding at beginning of

  period

300,000

$

.25

300,000

$

.25

-

$

-

-

$

-

Granted

-

$

-

-

$

-

-

$

-

-

$

-

Exercised

-

$

-

-

$

-

-

$

-

-

$

-

Forfeited

-

$

-

-

$

-

-

$

-

-

$

-

Expired

-

$

-

-

$

-

-

$

-

-

$

-

_______

_______

_______

_______

_______

_______

_______

_______

Outstanding at end of period

300,000

$

.25

300,000

$

.25

-

$

-

-

$

-

_______

_______

_______

_______

_______

_______

_______

_______

Weighted average fair value

  of options granted during

  the period

-

$

-

-

$

-

-

$

-

-

$

-

_______

_______

_______

_______

_______

_______

_______

_______

The fair value of each option and warrant granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions used for the grants on December 31, 2002: risk-free interest rate of 2.78%, expected dividend yield of zero, expected lives of 5 years and expected volatility of 100%.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - COMMON STOCK, OPTIONS AND WARRANTS [Continued]

A summary of the status of the warrants outstanding under the Company’s Incentive Stock Bonus Plan at June 30, 2003 is presented below:

Options Outstanding

Options Exercisable

___________________________________________

_________________________

Range of

Weighted-Average

Weighted-Average

Weighted-Average

Exercise

Number

Remaining

Exercise

Number

Exercise

Prices

Outstanding

Contractual Life

Price

Exercisable

Price

___________

___________

______________

______________

_________

______________

$

.25

300,000

4.5 years

$

.25

300,000

$

.25

___________

___________

______________

______________

_________

______________

NOTE 16 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At June 30, 2003, the Company has available unused operating loss carryforwards of approximately $310,000, which may be applied against future taxable income and which expire in various years through 2023.  Due to certain substantial changes in the Company’s ownership, there is an annual limitation on the amount of net operating loss carryforwards which can be utilized.

At June 30, 2003, the total of all deferred tax assets was approximately $243,000 and the total of all deferred tax liabilities was approximately $5,400.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $238,000.  The net change in the valuation allowance was approximately $33,000 during the six months ended June 30, 2003.

The temporary differences gave rise to the following deferred tax asset (liability):

June 30,

2003

___________

Excess of tax over financial

  accounting depreciation

$

(5,370)

Contribution carryover

40

Accrued compensation

65,832

Capital loss carryover

12,945

Allowance for bad debt

40,751

Net operating loss carryover

123,319

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - INCOME TAXES [Continued]

The components of federal income tax expense from continuing operations consisted of the following for the six months ended:

June 30,

2003

___________

Current income tax expense:

Federal

$

-

State

-

___________

Net current tax expense

$

-

___________

Deferred tax expense (benefit) resulted from:

Excess of tax over financial

  accounting depreciation

$

5,495

Contribution carryover

(40)

Accrued compensation

(22,038)

Net operating loss carryover

(15,920)

Valuation allowance

32,503

___________

Net deferred tax expense

$

-

___________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows for the six months ended:

June 30,

2003

___________

Computed tax at the expected

  federal statutory rate

34.00%

State income taxes, net of federal benefit

5.83

Other

(.60)

Valuation allowance

(39.23)

___________

Effective income tax rates

0.00%

___________

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has just recently commenced operations and has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of their stock or through a possible business combination with another company.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 18 - RELATED PARTY TRANSACTIONS

Deposit from NIPSI - In January and February 2003, during the period that the Company operated the assets of NIPSI pursuant to an asset purchase agreement [See Notes 3 and 20], the Company received $70,000 from NIPSI as reimbursement of costs incurred as part of the unsuccessful NIPSI acquisition.  At June 30, 2003, the Company has completely used the deposit to offset expenses of the unsuccessful NIPSI acquisition.

Series A Preferred Stock for Common Stock - In December 2002, the Company issued 2,600,000 shares of Series A preferred stock to Phase One, LLC in exchange for 13,000,000 shares of common stock [See Notes 14 and 15].

Series A Preferred Stock Cancellation - In May 2003, a shareholder of the Company returned 720,000 shares of Series A preferred stock to the Company for cancellation [See Note 14].

Common Stock Issuances - In April 2002, the Company issued 2,000,000 shares of common stock to Phase One, LLC for cash of $20,000 [See Note 15].

In March 2002, the Company issued 1,100,000 shares of common stock to their former President as payment of $22,000 for services previously rendered [See Note 15].

In February 2002, the Company issued 11,000,000 shares of common stock to Phase One, LLC for a $30,000 note receivable and to convert $80,000 of notes payable [See Note 15].

Options - In March 2002, the Company granted 20,000 options to purchase common stock to attract new directors to the Company [See Note 15].

Warrants - In December 2002, the Company granted 275,000 warrants to purchase common stock to directors of the Company for services rendered valued at $13,750 [See Note 15].

Management Compensation - During the six months ended June 30, 2003 and 2002, respectively, the Company expensed $61,500 and $0 as compensation to the Chief Executive Officer.  At June 30, 2003, the Company owed $124,382 in accrued salary.

In February 2002, the Company paid $1,500 to their former directors.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - RELATED PARTY TRANSACTIONS [Continued]

Office Space - Beginning October 1, 2002, the Company pays the Chief Executive Officer $500 per month on a month-to-month basis for use of his office space.  The Company previously paid their former President $100 per month on an as-needed, month-to-month basis.  Total rents to the Chief Executive Officer and President amounted to $3,000 and $300, respectively, for the six months ended June 30, 2003 and 2002.

Purchase and Sale Agreement - On September 15, 2002, the Company signed a Purchase and Sale Agreement with Gaelic Capital Group (“Gaelic”), an entity controlled by the Chief Executive Officer.  The agreement called for the Company to pay $94,500 to Gaelic for the right to receive all of the receipts that were then owed to Gaelic as part of a February 11, 2002 agreement (“February Agreement”) between Gaelic and Parkview Community Hospital Medical Center (“Parkview”).  The Company had made advances totaling $94,500 in anticipation of the agreement.  Under the February Agreement, the Company will receive 6% of the sales price for the sale of the peripheral assets of Parkview.  As of June 30, 2003, the Company had collected none of this receivable and had recognized no revenues as part of this agreement.  At June 30, 2003, the Company was owed a total of $218,100 from this agreement.

NOTE 19 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods:

For the Three Months

For the Six Months

    Ended June 30,

    Ended June 30,

____________________

____________________

2003

2002

2003

2002

_________

_________

_________

_________

Net income (loss) available to common

shareholders (numerator)

$

(61,262)

$

(2,875)

$

(148,100)

$

(28,879)

_________

_________

_________

_________

Weighted average number of common

shares outstanding used in loss per

common share for the period

(denominator)

8,654,000

16,540,373

8,474,331

12,074,417

_________

_________

_________

_________

At June 30, 2003, the Company had 2,020,000 outstanding options, 300,000 outstanding warrants and preferred stock convertible into 13,381,665 shares of common stock which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 20 - COMMITMENTS AND CONTINGENCIES

Common Stock Conversion Right - On December 31, 2002, the Chief Executive Officer was granted the right to convert shares of common stock that he had received under an agreement and plan of reorganization into Series A preferred stock at a rate of five shares of common stock into one share of Series A preferred stock [See Note 4].

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - COMMITMENTS AND CONTINGENCIES [Continued]

Consulting Agreements - On April 1, 2002, the Company signed three-year consulting agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. (collectively “Consultants”).  The agreements call for the Company to pay $10,000 per month for consulting services.  In August 2002, the Company issued 480,000 shares of common stock to Consultants for services valued at $120,000 [See Note 15].  During the six months ended June 30, 2003 and 2002, the services rendered by Consultants under these agreements amounted to $60,000 and $30,000, respectively.

On January 15, 2002, the Company entered into a six-month consulting agreement with Synergistic Connections, Inc. to assist the Company in selecting and negotiating the acquisition of potential merger candidates.  The Company paid $60,000 and issued stock valued at $12,500 to Synergistic Connections, Inc. as part of this agreement.

Employment Agreement - On May 8, 2003, in connection with the acquisition of RX Subsidiary, the Company signed a three-year employment agreement with both Danny Myers and Robert Lang (collectively “Employees”).  The agreement calls for the Company to pay $17,000 per month to Employees for continued management of RX Subsidiary.  The agreement also contains provisions for bonuses for expanding the operations of RX Subsidiary and for referrals of additional pharmacy companies which are acquired by the Company.  During the six months ended June 30, 2003 and 2002, the services rendered by Employees under these agreements amounted to $34,000 and $0, respectively.

Equity Line of Credit Agreement - On November 4, 2002, the Company signed an Equity Line of Credit Agreement with Cornell Capital Partners, LP (“Cornell”).  The agreement calls for the Company to sell up to $10,000,000 of common stock to Cornell at 95% of the closing bid price for the five preceding trading days.  The agreement requires that the shares of common stock be registered with the Securities and Exchange Commission and that the shares be sold in intervals over a two-year period commencing after such registration is effective.  The agreement calls for the Company to issue common stock as payment of a commitment fee of $290,000 and associated legal fees of $10,000 which are classified as deferred stock offering costs.  The agreement also states that, at the time of each stock sale transaction, the Company will pay $500 in legal fees and pay Cornell 7% of the proceeds received.  The agreement was negotiated by consultants of the Company under finder agreements [See below].  At June 30, 2003, the commitment fee of $290,000 and associated legal fees of $10,000 were still unpaid and are classified as accounts payable.

Financing Agreements - In March 2003, the Company retained Douglas A. Jackson to negotiate a 5-year $6,000,000 loan for the Company.  The Company agreed to pay $12,500 plus 5% of the proceeds received by the Company.  During the six months ended June 30, 2003, the Company paid $12,500 for services rendered by Douglas A. Jackson under this agreement.

In February 2003, the Company retained Douglas A. Jackson to negotiate a line of credit for the Company.  The Company agreed to pay $5,000 plus 5% of the proceeds received by the Company.  During the six months ended June 30, 2003, the Company paid $5,000 for services rendered by Douglas A. Jackson under this agreement.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - COMMITMENTS AND CONTINGENCIES [Continued]

Finder Agreements - On April 1, 2002, the Company signed three-year finder agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. (collectively “Consultants”).  The agreements call for the Company to pay finders’ fees of 10% of the first $3,000,000, 8% of the next $3,000,000, 6% of the next $3,000,000, and 4% of any additional funding provided through the efforts of Consultants.  In October 2002, the Company sold 200,000 shares of common stock for cash of $50,000 which was negotiated by Consultants and the Company recorded stock offering costs of $5,000 which were offset against the proceeds [See Note 15].  In December 2002, the Company signed a $10,000,000 Equity Line of Credit Agreement which was negotiated by Consultants and the Company recorded stock offering costs of $757,000 which are classified as deferred stock offering costs [See above].  In February 2003, the Company sold 40,000 shares of common stock for cash of $10,000 which was negotiated by Consultants and the Company recorded stock offering costs of $400 which were offset against the proceeds [See Note 15].  At June 30, 2003, finders’ fees of $747,400 were still unpaid and are classified as accounts payable.

Judgment and Voiding of Acquisition - In March 2003, the Company was notified that they were to be joined as defendants in a suit brought by AmeriSource Bergen Corporation (”AmeriSource”) against NIPSI.  The original suit by AmeriSource sought to recover $480,335 from NIPSI for failing to honor a contract.  In March 2003, AmeriSource filed a supplemental petition to enjoin any transfer of assets from NIPSI to the Company.  In April 2003, the court entered a default judgment against NIPSI.  The court found that NIPSI had fraudulently transferred assets to the Company to avoid the claims of AmeriSource.  The court voided and nullified the transfer of assets from NIPSI to the Company and ordered NIPSI to pay $551,264 to AmeriSource.  As a result of these proceedings, the asset purchase agreement between the Company, NIPSI and NIPSI General Partner was voided and the Company was released as a defendant.  The financial statements reflect the acquisition as having been voided or rescinded and any expenses associated with the voided acquisition have been classified as costs of the unsuccessful NIPSI acquisition.

NIPSI Demand Letter - In March 2003, NIPSI and NIPSI General Partner sent a demand letter to the Company to rescind the asset purchase agreement with the Company because certain conditions of the agreement were not satisfied.  NIPSI General Partner is claiming damages of $120,000 against the Company.  The financial statements reflect the acquisition as having been voided or rescinded and the expenses associated with the voided acquisition have been classified as costs of the unsuccessful NIPSI acquisition.  No accrual for possible losses or settlements, including the $120,000 in damages claimed by NIPSI General Partner, has been recorded in the accompanying financial statements.

Possible NIPSI Claims - For approximately three months, the Company operated the assets of NIPSI pursuant to an asset purchase agreement [See Note 3 and above].  The Company’s management believes that the Company is not responsible for any liabilities of NIPSI, but the possibility exists that creditors and others seeking relief from NIPSI may also include the Company in claims and suits based on the previous relationship.  The Company is not currently named in, nor are they aware of, any such claims or suits against NIPSI.  The Company’s management believes that the Company would be successful in defending against any such claims.  No accrual for possible losses or settlements has been recorded in the accompanying financial statements.  As further disclosed above, NIPSI General Partner is claiming damages of $120,000 against the Company.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - COMMITMENTS AND CONTINGENCIES [Continued]

Offers to Purchase - In October 2002, the Company signed an Offer to Purchase with Coastalmed Inc. and Coastalmed of Panama City, Inc. (collectively “Coastalmed”).  The offer called for the Company to purchase all of the assets of Coastalmed for $7,000,000 payable as $4,000,000 cash, $1,375,000 as a five-year 6.5% note payable with interest-only payments for the first 18 months and $1,625,000 as Series B preferred stock.  This offer expired and was replaced by a new Offer to Purchase signed in January 2003.  The new offer calls for the Company to purchase 100% of the stock of Coastalmed for $8,400,000 payable as $4,900,000 cash, $1,625,000 as a five-year 6.5% note payable with interest-only payments for the first 18 months and $1,875,000 as Series B preferred stock.  The Company also issued 1,000,000 shares of common stock as partial consideration [See Note 15].  A final acquisition agreement has not been signed and consummation of the proposed acquisition is not guaranteed.

In September 2002, the Company signed an Offer to Purchase to acquire all of the assets of Quantum Pharmacy Alliance, Ltd. (“Quantum”).  The offer calls for the Company to purchase all of the assets of Quantum for one of two financing alternatives at Quantum’s option.  The first alternative is $250,000 cash, $500,000 as a five-year 6% note payable and $400,000 as Series B preferred stock.  The second alternative is $650,000 as a five-year 6% note payable and $850,000 as Series B preferred stock.  A final acquisition agreement has not been signed and consummation of the proposed acquisition is not guaranteed.

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

NOTE 21 - CONCENTRATIONS

Accounts Receivable - At June 30, 2003, the Company has accounts receivable of $102,300 which is owed by only one customer.

Source of Revenues - For the six months ended June 30, 2003, all of the Company’s sales were made through healthcare facilities which are owned or controlled by only two groups.  The loss of the business provided through these two groups of healthcare facilities could adversely affect the Company’s business and financial position.

Geographic Region - During the six months ended June 30, 2003, all of the Company’s sales and operations were located in and around Southern Mississippi and Southern Alabama.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - SUBSEQUENT EVENTS

Extension to Stock Purchase Agreement for RX Subsidiary - In July 2003, the Company defaulted on the notes and employment agreement underlying the acquisition of RX Subsidiary.  In August 2003, the Company entered into an agreement to extend the maturity of the $300,000 90-day no interest note payable to September 29, 2003.  The extension requires the Company to pay $40,000 in August and September 2003 in lieu of the interest and salary payments required by the Stock Purchase Agreement signed May 8, 2003.  The extension also provides for a possible renegotiation of the purchase price of RX Subsidiary on September 29, 2003.

Sales of Series C Preferred Stock - In July 2003, as part of a private stock offering, the Company sold 1.2 units of Series C preferred stock for cash of $12,000.

Designation of Series D1 Preferred Stock - The Company plans to designate an adequate number of shares of preferred stock as Series D1 to pay a stock dividend which was declared on June 2, 2003 [See Note 14].

Dissolution and Standing of AHR Subsidiary - The Company is currently working with the State of Delaware to resolve the taxes due in order for AHR Subsidiary to be in good standing and the Company is preparing articles of dissolution for AHR Subsidiary.

#

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the “Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

Description of Business

General

American Hospital Resources, Inc. (“AMHR” or the “Company”) originally incorporated in the State of Utah on May 9, 1972, under the name High-Line Investment & Development Company.  In 1977, the Company changed its name to Gayle Industries, Inc.  In 1978 the Company merged into its subsidiary, Swing Bike, keeping the Swing Bike name.  In 1979 the Company changed its name from Swing Bike to Horizon Energy Corp.  In 1992 the Company changed its name to Millennium Entertainment Corp.

In 1993 the Company changed its name to New Horizon Education, Inc. and began focusing on marketing computer education programs.  The Company was not successful and in 1995 the Company sold its assets and suspended operations.  The Company remained essentially dormant from 1998 through 2000.

In 2001, the Company recommenced operations and in June of 2002, finalized an Agreement and Plan of Reorganization with American Hospital Resources, Inc., a Delaware corporation founded on August 27, 1999.  Under the Agreement, American Hospital Resources Inc. became a wholly owned subsidiary of the Company and the Company changed its name from New Horizon Education, Inc. to American Hospital Resources, Inc.  The Company also authorized a class of 10,000,000 shares of Preferred Stock at no par value per share and changed its business strategy to focus on providing health care and pharmaceutical services and management consulting.

The Company’s common stock is quoted on the OTCBB under the symbol “AMHR.”

Nature of Business

American Hospital Resources is a healthcare services company that provides pharmacy services to long-term care providers and specialty hospitals as well as other acute care consulting and management services.  We are currently focusing on the acquisition and consolidation of profitable pharmacy outsourcing businesses.  These consolidated pharmacy outsourcing companies provide pharmacy management services and pharmaceutical supplies predominantly to long-term care facilities such as nursing homes and hospices.  As part of our business strategy, we have structured a program designed to merge profitable regional pharmacy outsourcers into a national team.  We believe these regional providers will benefit from the enhanced buying power and market presence of a consolidated healthcare entity.

Since acquiring our subsidiary and implementing our business plan in the summer of 2002, we have been actively engaged in identifying pharmaceutical and healthcare companies to join our healthcare network.  During the past year we identified three companies that we thought would be suitable for potential acquisition and/or management.

In October of 2002, we began negotiations to acquire the assets of Coastalmed Inc. and its subsidiary, Coastalmed of Panama City, Inc.  Although we have been actively engaged in negotiations, the proposed acquisition has not been finalized at the date of this report.  We are currently offering a total of $8,400,000 to acquire the assets of Coastalmed, payable as $4,900,000 in cash, $1,625,000 as a five-year 6.5% note payable with interest only payments through the first 18 months and $1,875,000 as Series B preferred stock.  Pursuant to the proposed acquisition, in January of 2003 we issued 1,000,000 shares of common stock to the owner of Coastalmed as partial consideration of $250,000 towards the purchase price.

In December of 2002 we reported on Form 8-K an agreement to acquire the assets of NIPSI Healthcare of Houston LP from its general partner.  For a brief time in early 2003, we operated the assets of NIPSI pursuant to this agreement.  However, we returned the assets in March of 2003 when we learned of a lawsuit filed by AmeriSource Bergen Corporation against NIPSI.   The suit sought the return of NIPSI’s assets to satisfy a prior claim by AmeriSource.  In April of 2003, a Texas State court entered a default judgment against NIPSI in favor of AmeriSource.  As a result, the asset transfer was voided by act of law and AMHR was released from any claims.

On May 8, 2003 we finalized a Stock Purchase Agreement to acquire and operate Rx Solutions, Inc., a Mississippi healthcare corporation.  The agreement was effective as of May 1, 2003, making Rx Solutions a wholly owned subsidiary of AMHR.

Under the Agreement, AMHR acquired 1,000 shares of Rx Solutions common stock representing all of the issued and outstanding shares of Rx Solutions.  In exchange, AMHR issued 720,000 shares of AMHR Series B preferred stock and short and long term notes totaling $900,000 to the shareholders of Rx Solutions.  A summary of the terms follows:

•

The $300,000 short-term note matures on August 8, 2003.  Any unpaid balance after August 8, 2003 is subject to an 18% interest rate.  Subsequent to the date of this report, the maturity date on the note was extended to September 29, 2003.

•

The long term notes are payable to Mr. Lang and Mr. Myers, the two former shareholders of Rx Solutions.  Mr. Myers received a note for $306,000 and Mr. Lang received a note for $294,000.  The notes accrue interest at 7% per annum and mature on April 30, 2008.

•

Each share of AMHR Series B preferred stock is convertible to five shares of AMHR common stock.  The Series B stock is also entitled to receive a 6% annual dividend payable quarterly.  Chris Wheeler, an officer and director of AMHR, has the right to repurchase up to 300,000 shares of Series B preferred stock at $2.50 per share within 18 months of closing.

Concurrent with the acquisition, AMHR entered into a three-year management contract with the two former shareholders of Rx Solutions.  Mr. Myers and Mr. Lang will each receive an $8,500 monthly salary and be eligible for growth bonuses in exchange for managing the operations of Rx Solutions.

We intend to continue seeking suitable healthcare and pharmaceutical companies for potential acquisition, consulting or management opportunities.

Three and Six Month Periods Ended June 30, 2003

Total revenue during the three months and six months ended June 30, 2003 was $969,264.  All revenue derived from pharmacy sales by our subsidiary, Rx Solutions, during the last two months of the second quarter of 2003.  Cost of goods sold during the same period was $692,813 resulting in gross profit of $276,451.

Total expenses for the three months ended June 30, 2003 were $259,738 consisting of $257,732 in general and administrative expenses and $2,006 in costs resulting from our unsuccessful attempt to acquire NIPSI.  We also had $12,730 in interest expense during this period resulting in net income of $3,983 for the three months ended June 30, 2003.  For the six months ended June 30, 2003 expenses consisted of $344,570 in general and administrative costs, $2,006 in failed acquisition costs and interest expense of $12,730.  As a result of these factors, we realized a net loss of $82,855 during the first six months of 2003.  General and administrative expenses during both periods consisted of professional fees, executive compensation, operating overhead and legal and accounting fees.

Three and Six Month Periods Ended June 30, 2002

Total revenue during the three months and six months ended June 30, 2002 was $58,100 with no cost of sales.  All revenue derived from fees paid for consulting services provided during the second quarter of 2002.  As a result of these factors, AMHR realized a gross profit of $58,100 during the three month and six month periods ended June 30, 2002.

Expenses during the three months ended June 30, 2002 consisted of general and administrative expenses of $60,449 and interest expense of $526.  Expenses during the six months ended June 30, 2002 consisted of $85,857 in general and administrative expenses and $1,122 in interest expenses.  As a result of the factors, AMHR realized a net loss of $2,875 during the three months ended June 30, 2002 and a cumulative net loss of $28,879 through the first six months of 2002.  General and administrative expenses during both periods consisted of executive compensation, consulting and negotiation services, office rental, legal and accounting costs and other administrative expenses.

Higher general and administrative expenses in 2003 are largely attributable to payroll costs associated with implementing our business plan.

Liquidity and Capital Resources

Total assets at June 30, 2003 were $3,511,106 compared to total assets of $1,173,342 at December 31, 2002.  Current assets at June 30, 2003 were $716,546 consisting of $8,530 in cash, $433,859 in net accounts receivable, $273,864 in inventory and $293 in prepaid expenses.  At June 30, 2003, the Company had net property and equipment of $162,393.  Other assets at June 30, 2003 totaled $2,632,167 consisting of $1,312,936 in goodwill, $1,059,609 in deferred stock offering costs, $250,000 in deferred acquisition costs and $9,622 in deposits.  The majority of accounts receivable, inventory and equipment at June 30, 2003 were related to the operations of Rx Solutions.

Current assets at December 31, 2002 were $51,854 consisting of $6,779 in cash, $15,000 in an advance due from NIPSI and $30,075 in prepaid expenses.  At December 31, 2002, AMHR had net property and equipment of $1,743.  Other assets at December 31, 2002 were $1,119,745 consisting of $60,321 in goodwill and $1,059,424 in deferred stock offering costs.

Total liabilities at June 30, 2003 were $2,736,164.  Current liabilities totaled $1,890,850 consisting of $1,221,068 in accounts payable, $430,069 in the current portion of notes payable, $170,287 in accrued expenses, $60,566 in current portion of lease obligations and $8,860 in dividends payable.  Long-term debt at June 30, 2003 was $845,314 consisting of $796,681 in notes payable and $48,633 in capital lease obligations.

Liabilities at December 31, 2002 were $1,198,090 consisting of $1,088,150 in accounts payable and $109,940 in accrued expenses.  The significant increase in libilities through June 30, 2003 was primarily due to signing $900,000 in notes payable to acquire a subsidiary, Rx Solutions, Inc.  The company also recorded accrued payroll and associated interest expense during both periods.  These accrued expenses were $170,287 at June 30, 2003 compared to $109,940 at December 31, 2002.

During the next six months we hope to reduce liabilities and bring current our outstanding debts.  We anticipate that our operating expenses for the rest of the year will be approximately $500,000 consisting mainly of operating expenses, salaries and consulting fees.  We will also have ongoing legal and auditing expenses relating to our public reports as well as office rental and other expenses.

Management hopes to generate sufficient operating capital through continuing operations, cash on hand, anticipated revenues from our subsidiary and anticipated cash collections from accounts receivable.  However, we will require additional capital for acquisition costs to fully implement our business plan and build our health care network.  In November of 2002 we entered an equity line of credit agreement with Cornell Capital Partners, LP that will provide up to $10,000,000 of equity financing should we require it.  To activate the line of credit, we would have to register the equity line with the Securities and Exchange Commission.  At the date of this report, we have not filed a registration statement with the SEC.

We have also retained a consultant to negotiate a five-year $6,000,000 loan and a line of credit to provide additional operating capital.  Should it become necessary to raise additional capital, we may consider securing loans from officers and directors, selling additional stock or entering into debt financing.  Other than as discussed in this report, we have no material commitments for capital expenditures.

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

Item 1.  Legal Proceedings

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

Management was notified via facsimile dated March 18, 2003, that they were to be joined as defendants in a suit brought by AmeriSource Bergen Corporation against NIPSI Healthcare of Houston, LP, Case No. 03-1972-A, filed in the county court at law, Court Number One, Dallas County, Texas.  In the original complaint dated February 19, 2003, AmeriSource sought to recover $480,335.28 from defendant NIPSI Healthcare of Houston for failing to honor a prior contract.  In a supplemental petition dated March 18, 2003, AmeriSource alleged that AMHR was conducting business in Texas under the name NIPSI Pharmacy of Texas and sought to enjoin any transfer of assets from NIPSI to AMHR.  On April 16, 2003, the court entered an interlocutory default judgment against NIPSI.  The court found that NIPSI had fraudulently transferred assets to AMHR to avoid the claims of AmeriSource.  The court voided the transfer of assets from NIPSI to AMHR and ordered NIPSI to pay AmeriSource $551,264.48 in actual damages, interest and attorney’s fees with interest accruing at 10% per annum.  As a result of these proceedings, the December 2002 Asset Purchase Agreement between NIPSI and AMHR was nullified by act of law and AMHR was released as a defendant.  The possibility exists that other creditors may attempt to join AMHR as co-defendant in claims against NIPSI based on the voided agreement.  However, AMHR is not aware of any other suits or claims against NIPSI and management believes AMHR would be successful in defending themselves should any such claims arise.

AMHR received by facsimile a demand letter from National Institutional Pharmacy Services, LP, the general partner of NIPSI Healthcare of Houston, LP, dated March 18, 2003.  The letter sought to rescind the December 2002 Asset Purchase Agreement between NIPSI and the Company by alleging fraud and demanding $120,000.  AMHR denies it has any obligation to NIPSI and regards the Asset Purchase Agreement as being voided by the April 16, 2003 default judgment entered against NIPSI.  At the date of this report, AMHR has not responded to the demand letter and neither party has initiated formal legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

Preferred Stock

AMHR has authorized 10,000,000 shares of preferred stock with no par value.  The Board of Directors has established four designations of preferred stock; Series A, Series B, Series C and Series D1.  A summary of the four designations is as follows:

•

Series A.  There are 2,600,000 shares of Series A preferred stock authorized.  Series A is available only to management, directors and existing shareholders.  Each share of Series A preferred stock has the voting rights of five shares of common stock and is convertible into five shares of common stock.  Each share of Series A preferred stock is entitled to receive a $.0575 annual dividend payable monthly limited to 50% of earnings before interest, taxes, depreciation and amortization.  Effective July 1, 2003, the dividend will be cumulative with no earnings limitation. At June 30, 2003 there were 1,949,933 shares of Series A preferred stock issued and outstanding.  At the date of this report, AMHR has not recorded any dividends payable on Series A preferred stock because the Company had negative earnings before interest, taxes, depreciation and amortization during the six months ended June 30, 2003.

•

Series B.  There are 5,000,000 shares of Series B preferred stock authorized.  Series B preferred stock is only available to parties who sell a business to AMHR.  Series B preferred shares have no voting rights but are convertible into five shares of common stock.  Each share of Series B stock is entitled to receive a cumulative 6% annual dividend payable quarterly based on the purchase price paid to the Company or the consideration received by AMHR.  Series B preferred stock may not be transferred without the written permission of AMHR.  At June 30, 2003 there were 720,000 shares of Series B preferred stock issued and outstanding.  At the date of this report, AMHR has recorded dividends payable on Series B preferred stock of $8,100.  At the date of this report the dividends had not been paid.

•

Series C.  There are 1,200,000 shares of Series C preferred stock authorized.  Series C preferred stock has no voting rights and is entitled to receive a cumulative $.475 annual dividend payable quarterly.  Each share of Series C preferred stock may be converted into five shares of common stock after a two year waiting period and may not be transferred without the written consent of AMHR.  At June 30, 2003 there were 6,400 shares of Series C preferred stock issued and outstanding.  At the date of this report, AMHR has recorded dividends payable on Series C preferred stock of $760.  At the date of this report the dividends had not been paid.

•

Series D1.  Series D1 preferred stock will only be available to beneficial owners of AMHR stock as of July 15, 2003.  Series D1 stock has no voting rights and is not entitled to a dividend.  However, D1 shareholders will be entitled to 5% of the net proceeds or liquidation value of any sale of Rx Solutions.  At June 30, 2003 there were no shares of Series D1 preferred stock issued and outstanding.  On June 2, 2003, the Board of Directors of AMHR declared a dividend of one share of Series D1 preferred stock for every 20 shares of common stock or preferred stock held as of July 15, 2003.  At the date this report was filed, the D1 preferred shares had not been issued.

In December of 2002, AMHR issued 2,600,000 shares of Series A preferred stock to Phase One, LLC in exchange for 13,000,000 shares of common stock held by Phase One.  The 13,000,000 shares of common stock were then cancelled.  The securities were issued to an accredited investor in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

In April of 2003, AMHR issued 47,000 shares of Series A preferred stock for cash of $23,500 or $.50 per share.  The securities were issued to an accredited investor in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

In May of 2003, Mr. Chris Wheeler returned 720,000 shares of Series A preferred stock to the Company for cancellation.

In May and June of 2003, AMHR issued 14,933 shares of Series A preferred stock for cash of $28,000 or approximately $1.875 per share.  The securities were issued to an accredited investor in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

In May of 2003, AMHR issued 8,000 shares of Series A preferred stock for cash of $10,000 or $1.25 per share.  The securities were issued to an accredited investor in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

In May of 2003, AMHR issued 720,000 shares of Series B Stock to the former shareholders of Rx Solutions, Inc. in conjunction with the acquisition of Rx Solutions as a subsidiary.  The former Rx shareholders had a preexisting relationship with AMHR and had access to the company’s financial records.  Accordingly, they are considered accredited investors.   The shares were issued in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

In June of 2003, AMHR undertook a private placement of Series C stock to accredited investors.  AMHR is offering 600 units consisting of 2,000 shares of Series C preferred stock at $10,000 per unit or $5.00 per share.  The Company has agreed to pay up to 10% in finders’ fees during the private placement.  At June 30, 2003, AMHR had sold 3.2 units to two accredited investors for cash of $32,000.  As a result, at June 30, 2003 there were 6,400 shares of Series C preferred stock issued and outstanding.  Subsequent to the date of this report, in July of 2003, AMHR sold an additional 1.2 units or 2,400 shares of Series C preferred stock to an accredited investor for cash of $12,000.  The shares were sold in a private offering to three accredited investors without registration in reliance of the exemption provided by Section 4(2) of the Securities Act.

Common Stock

In January of 2003, we issued 1,000,000 shares of previously authorized but unissued common stock valued at $250,000 or $.25 per share to the owner of Coastalmed, Inc. as an inducement to acquire Coastalmed and its affiliated company.   The securities were issued in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

In February 2003, we issued 40,000 shares of previously authorized but unissued common stock to an accredited investor for $10,000 or $.25 per share.  The securities were sold in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  The investor had a pre-existing relationship with American Hospital Resources and had access to all material information pertaining to the Company’s financial condition.  A 10% finders’ fee of $400 was paid to two consultants and netted against the proceeds of the sale.

In February 2003, the Board of Directors authorized the issuance of 720,000 shares of common stock to four individuals for ongoing legal and consulting services.  None of these shares were issued.  In June of 2003, the Board of Directors cancelled the authorization of these shares.

On December 31, 2002, AMHR repurchased 13,000,000 shares of common stock Phase One, LLC, and issued 2,600,000 shares of previously authorized but unissued Series A preferred stock to Phase One, LLC.  The 13,000,000 common shares were then cancelled.  The securities were offered in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

On October 31, 2002, the Company issued 200,000 shares of previously authorized but unissued restricted common stock for cash of $50,000, or $.25 per share to two accredited investors.  The securities were sold in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  The investors had pre-existing relationships with American Hospital Resources and had access to all material information pertaining to the Company’s financial condition.  No broker was involved and no commissions were paid in the transaction.

On August 27, 2002 we issued 584,000 common shares as reported on Form S-8 filed with the Securities and Exchange Commission.  The shares were issued for consulting services valued at $146,000 or $.25 per share.

In June of 2002, pursuant to the agreement and plan of reorganization between New Horizon Education, Inc. and American Hospital Resources, Inc., we issued 3,196,873 common shares to acquire American Hospital Resources, Inc. as a wholly-owned subsidiary.  The securities were sold in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

In May of 2002 we issued 500,000 common shares to an accredited investor to convert $40,000 in notes and accrued interest of $789.  The securities were sold in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  The investor had a pre-existing relationship with American Hospital Resources and had access to all material information pertaining to the Company’s financial condition.  No broker was involved and no commissions were paid in the transaction.

On April 10, 2002, the Company Issued 2,000,000 shares of common stock to Phase One, LLC for cash in the amount of $20,000.  The shares were issued in a private transaction without registration in reliance on the exemption provided by 4(2) of the Securities Act.   No public solicitations were made by the Company and no commissions were paid on the securities sales.

On March 5, 2002, the Company issued 1,600,000 shares of common stock that had been registered on form S-8 with 1,100,000 shares going to the Company’s former president for services rendered valued at $22,000 or $.02 per share, and with 500,000 shares going to an attorney for services rendered valued at $10,000 or $.02 per share.

In February and March of 2002, the Company repurchased 3,198,736 shares of the Company’s issued and outstanding common stock for cash in the amount of $79,500.  The shares were purchased in a private transaction without registration in reliance on the exemption provided by 4(2) of the Securities Act.   No public solicitations were made by the Company and no commissions were paid.

On February 27, 2002, the Company issued 11,000,000 shares of restricted common stock to Phase One, LLC for a $30,000 note receivable and to convert a $30,000 note payable and a $50,000 note payable to common stock as reported on Form 8-K.  Total consideration amounted to $110,000 or $.01 per share.  The issuance resulted in a change in control of the Company.  The shares were issued to an accredited investor in a private transaction without registration in reliance on the exemption provided by 4(2) of the Securities Act.   No public solicitations were made by the Company and no commissions were paid on any of the securities sales.

On February 27, 2002, the Company issued 125,000 shares of common stock registered on Form S-8 as compensation for services rendered valued at $2,500 or $.02 per share.

On February 27, 2002, the Company issued 450,000 shares of restricted common stock to Synergistic Connections, Inc. for services rendered valued at $5,000, or $.01 per share.  The shares were issued to an accredited investor in a private transaction without registration in reliance on the exemption provided by 4(2) of the Securities Act.   No public solicitations were made by the Company and no commissions were paid on any of the securities sales.

On February 27, 2002, the Company issued 500,000 shares of common stock for debt relief of $21,281, or $.04256 per share. The shares were issued to an accredited investor in a private transaction without registration in reliance on the exemption provided by 4(2) of the Securities Act.   No public solicitations were made by the Company and no commissions were paid on any of the securities sales.

Option and Warrants

On December 31, 2002 the Board of Directors adopted an Incentive Stock Bonus Plan.  The plan allows the company to grant 5-year warrants to purchase shares of common stock to directors, senior management and certain key employees.  The 2003 stock bonus pool consists of 1,000,000 warrants to purchase common stock at $.25 per share.  The warrants are issued at the discretion of the Board of Directors.  On December 31, 2002, AMHR granted 300,000 warrants to purchase common stock to directors and consultants as payment for prior services collectively valued at $19,577 or approximately $.065 per warrant.  The warrants were offered in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.  At June 30, 2003, no warrants have been exercised, cancelled or forfeited.

On November 1, 2002, the Company granted a stock option to Spice Island Products Corp.  The option allows Spice Island to purchase up to 2,000,000 shares of the Company’s common stock at $0.50 per share at any time between November 1, 2002 and November 1, 2005.  The securities were offered in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.  No shares have been purchased under the option as of the filing date of this report.

In March 2002, AMHR granted 10,000 stock options to Mark Buck and 10,000 stock options to Antione Gedeon, for their services as directors.  The options vested immediately and are exercisable at $.05 per share through March of 2004.  The options were offered in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.  At June 30, 2003, none of the options had been exercised, forfeited or cancelled.

Item 5.  Other Information

Certain Relationships and Related Transactions

In October of 2002 we began renting office space from our current president, Mr. Christopher Wheeler for $500 per month.  Rents paid to Mr. Wheeler from January 1, 2003 through June 30, 2003 were $3,000.

On September 15, 2002, AMHR signed a Purchase and Sale Agreement with Gaelic Capital Group, an entity controlled by our president, Mr. Christopher Wheeler.  Under the Agreement, AMHR paid Gaelic $94,500 for the rights to receive 6% of the sale price of the peripheral assets of Parkview Community Hospital Medical Center.  Through June 30, 2003, AMHR was still owed $218,100 under the agreement.  Parkview is currently undergoing bankruptcy reorganization and recovery of the assets is uncertain.

Subsequent Events:

Subsequent to the date of this report, in July of 2003, AMHR was in default on the notes payable and employment agreements associated with the acquisition of Rx Solutions, Inc.  In August of 2003 AMHR entered into an agreement to extend the maturity of the $300,000 note payable.  The agreement requires AMHR to pay $40,000 in August and September of 2003 in lieu of salary and interest payments and extends the maturity of the note to September 29, 2003.  The note was originally due on August 8, 2003.  The agreement also provides for renegotiating the purchase price of the Rx Solutions acquisition.

AMHR is currently working with the State of Delaware to bring current past-due taxes of the American Hospital Resources subsidiary.  Management anticipates that articles of dissolution will be filed in Delaware as soon as the subsidiary is in good standing.

On August 11, 2003 the Board of Directors adopted a resolution that the four series of preferred stock be designated as “classes” of preferred stock.  Effective August 11, 2003, the four classes of preferred stock are to be known as Class A, Class B, Class C and Class D.  The Board of Directors further resolved that Class D be divided into such sub-classes or series as authorized by the Board of Directors and the articles and bylaws of the Company.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit Number	Title	Location
4.1	Class A Preferred Stock Designation	Attached
4.2	Class B Preferred Stock Designation	Attached
4.3	Class C Preferred Stock Designation	Attached
4.4	Class D1 Preferred Stock Designation	Attached
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of Chief Financial Officer and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Reports on Form 8-K:

During the last 90 day period covered by this report, the Company filed the following report on Form 8-K relating to the Agreement and Plan of Organization between American Hospital Resources and RX Solutions, Inc.

Filing Date	Title of Report	Events Reported
June 2, 2003	8-K Current Report	Item 7. Financial Statements of Rx Solutions, Inc.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOSPITAL RESOURCES, INC.

Date: September 8, 2003

By: /s/Christopher A. Wheeler

Chief Executive Officer

Chief Financial Officer