Form 10QSB
period 2003-09-30
AMERICAN HOSPITAL RESOURCES INC
filed 2003-12-29
CIK 1127005

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

Commission File No. 0-32195

American Hospital Resources, Inc.

(Exact name of small business issuer as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0319410 (IRS Employer Identification No.)

5231-A Kuaini Place

Honolulu Hawaii

(Address of principal executive offices)

808-595-8847

 (Issuer’s telephone number)

1912 West Bay Crest, Santa Ana, CA 92704

714-444-0223

 (Former address and telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

 Yes [ X ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of September 30, 2003 the issuer had 9,749,050 shares of common stock, par value $.001 issued and outstanding.

Transitional Small Business Format:

Yes [   ]  No [ X ]

#

 FORM 10-QSB

AMERICAN HOSPITAL RESOURCES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets – September 30, 2003 and December 31, 2002

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002

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

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

September 30,

December 31,

2003

2002

_____________

_____________

CURRENT ASSETS:

Cash

$

26,248

$

6,779

Accounts receivable, net of allowance for doubtful

  accounts of $102,300

462,052

-

Advance to NIPSI

-

15,000

Inventory

297,438

-

Prepaid expense

-

30,075

_____________

_____________

Total Current Assets

785,738

51,854

_____________

_____________

PROPERTY AND EQUIPMENT, net

156,311

1,743

_____________

_____________

OTHER ASSETS:

Goodwill

1,312,936

60,321

Deferred stock offering costs

1,069,609

1,059,424

Deposits

9,622

-

_____________

_____________

Total Other Assets

2,392,167

1,119,745

_____________

_____________

$

3,334,216

$

1,173,342

_____________

_____________

[Continued]

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

[Continued]

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

September 30,

December 31,

2003

2002

_____________

_____________

CURRENT LIABILITIES:

Accounts payable

$

256,582

$

798,150

Liability to be settled by issuance of stock

290,000

290,000

Dividends payable

78,925

-

Accrued expenses

130,407

109,940

Current portion of notes payable

717,529

-

Current portion of capital lease obligations

61,305

-

_____________

_____________

Total Current Liabilities

1,534,748

1,198,090

LONG-TERM DEBT:

Notes payable, less current portion

162,592

-

Capital lease obligations, less current portion

33,082

-

520,000 shares of Class B preferred stock subject to

  mandatory redemption [See Notes 15 and 16]

1,000,000

-

_____________

_____________

Total Long-Term Debt

1,195,674

-

_____________

_____________

COMMITMENTS AND CONTINGENCIES [See Note 22]

100,335

-

_____________

_____________

Total Liabilities

2,830,757

1,198,090

_____________

_____________

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, no par value, 10,000,000 shares

  authorized:

Class A convertible preferred stock, 1,763,290 and

  2,600,000 shares issued and outstanding,

  respectively

3,358,613

3,900,000

Class B convertible preferred stock, 400,000 and

  no shares issued and outstanding, respectively

40,000

-

Class C convertible preferred stock, 182,547 and

  no shares issued and outstanding, respectively

907,432

-

Common stock, no par value, 100,000,000 shares

  authorized, 9,749,050 and 7,614,000 shares issued

  and outstanding, respectively

4,717,657

3,759,522

Additional paid-in capital

1,365,996

955,496

Retained earnings (deficit)

(9,785,904)

(8,639,766)

_____________

_____________

603,794

(24,748)

Less: Subscription receivable

(100,335)

-

_____________

_____________

Total Stockholders' Equity (Deficit)

503,459

(24,748)

_____________

_____________

$

3,334,216

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

For the Three Months

For the Nine Months

Ended September 30,

Ended September 30,

____________________

____________________

2003

2002

2003

2002

__________

__________

__________

__________

REVENUES:

Pharmacy sales

$

1,637,234

$

-

$

2,606,498

$

-

Consulting services

-

118,200

-

176,300

__________

__________

__________

__________

Total Revenues

1,637,234

118,200

2,606,498

176,300

COST OF GOODS SOLD

1,357,864

-

2,050,677

-

__________

__________

__________

__________

GROSS PROFIT

279,370

118,200

555,821

176,300

__________

__________

__________

__________

EXPENSES:

General and administrative

670,123

110,714

1,014,693

196,571

Costs of unsuccessful Coastalmed

  acquisition

250,000

-

250,000

-

Costs of unsuccessful NIPSI

  acquisition

-

-

2,006

-

__________

__________

__________

__________

Total Expenses

920,123

110,714

1,266,699

196,571

__________

__________

__________

__________

INCOME (LOSS) BEFORE OTHER

  EXPENSE

(640,753)

7,486

(710,878)

(20,271)

OTHER EXPENSE:

Interest expense

(18,770)

-

(31,500)

(1,122)

__________

__________

__________

__________

INCOME (LOSS) BEFORE

  INCOME TAXES

(659,523)

7,486

(742,378)

(21,393)

CURRENT TAX EXPENSE

-

3,659

-

3,659

DEFERRED TAX EXPENSE

-

-

-

-

__________

__________

__________

__________

NET INCOME (LOSS)

(659,523)

3,827

(742,378)

(25,052)

__________

__________

__________

__________

BENEFICIAL CONVERSION

  FEATURE OF PREFERRED STOCK

  EQUIVALENT TO A DIVIDEND

(268,390)

-

(324,775)

-

DIVIDEND REQUIREMENTS OF

  PREFERRED STOCK

(70,125)

-

(78,985)

-

[Continued]

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

[Continued]

For the Three Months

For the Nine Months

Ended September 30,

Ended September 30,

____________________

____________________

2003

2002

2003

2002

__________

__________

__________

__________

NET INCOME (LOSS) AVAILABLE

  TO COMMON SHAREHOLDERS

$

(998,038)

$

3,827

$

(1,146,138)

$

(25,052)

__________

__________

__________

__________

EARNINGS (LOSS) PER COMMON

  SHARE

$

(.10)

$

.00

$

(.13)

$

(.00)

__________

__________

__________

__________

DILUTED EARNINGS (LOSS) PER

  COMMON SHARE

$

N/A

$

.00

$

N/A

$

N/A

__________

__________

__________

__________

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months

Ended September 30,

____________________

2003

2002

__________

__________

Cash Flows from Operating Activities:

Net loss

$

(742,378)

$

(25,052)

Adjustments to reconcile net loss to net cash used by

  operating activities:

Depreciation

9,659

120

Non-cash expenses for stock

501,000

82,049

Changes in assets and liabilities:

(Increase) in accounts receivable

(86,924)

(108,660)

Decrease in inventory

41,009

-

Decrease in prepaid expense

30,075

-

Increase in accounts payable

12,778

1,815

Increase in accrued expenses

131,227

34,606

(Decrease) in related party payable

-

(3,599)

Increase in income taxes payable

-

3,659

__________

__________

Net Cash (Used) by Operating Activities

(103,554)

(15,062)

__________

__________

Cash Flows from Investing Activities:

Proceeds received on advance to NIPSI

15,000

-

Proceeds received on note receivable

-

30,000

Payments for property and equipment

(31,103)

(941)

Payments for goodwill

-

(55,020)

Cash (used) by acquisition of AHR Subsidiary

-

(17,283)

Payments of NIPSI acquisition costs

(70,000)

-

__________

__________

Net Cash (Used) by Investing Activities

(86,103)

(43,244)

__________

__________

Cash Flows from Financing Activities:

Payments on bank overdraft

(8,593)

-

Proceeds from deposit from NIPSI

70,000

-

Proceeds from notes payable

104,689

120,000

Payments on notes payable

(51,845)

-

Payments on capital lease obligations

(24,550)

-

Payments of stock offering costs

(16,015)

-

Proceeds from sale of Class A preferred stock

81,500

-

Proceeds from sale of Class C preferred stock

44,000

-

Proceeds from sale of common stock

10,000

20,000

Payments of dividends

(60)

-

Payments to repurchase common stock

-

(79,500)

__________

__________

Net Cash Provided by Financing Activities

209,126

60,500

__________

__________

Net Increase (Decrease) in Cash

19,469

2,194

Cash at Beginning of the Period

6,779

80

__________

__________

Cash at End of the Period

$

26,248

$

2,274

__________

__________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

Interest

$

20,312

$

-

Income taxes

$

-

$

-

 [Continued]

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2003:

In January 2003, the Company issued 1,000,000 shares of common stock as partial and nonrefundable consideration of $250,000 for the proposed acquisition of Coastalmed.  In September 2003, the Company abandoned their plans to acquire Coastalmed and expensed the associated acquisition costs of $250,000.

In April 2003, the Company issued 240,000 shares of Class A preferred stock for services valued at $120,000.

In April and May 2003, the Company issued 570,000 shares of common stock for services valued at $131,000.

From April through June 2003, the Company issued a total of 388,300 shares of Class A preferred stock with beneficial conversion features totaling $324,775 which have been accounted for as dividends on the day of issue.

In May 2003, the Company issued 720,000 shares of Class B preferred stock and signed $900,000 of notes payable to acquire RX Subsidiary.

In May 2003, a shareholder of the Company contributed 720,000 shares of Class A preferred stock back to the Company for cancellation.

In May 2003, the Company issued 200,000 shares of Class B preferred stock in exchange for 1,000,000 shares of common stock which had been issued as partial and nonrefundable consideration for the proposed acquisition of Coastalmed.

In May 2003, a shareholder of the Company contributed 200,000 shares of Class A preferred stock back to the Company for cancellation.

In May 2003, shareholders of the Company converted 305,010 shares of Class A preferred stock into 1,525,050 shares of common stock.

From June through September 2003, the Company recorded dividends payable of $78,985 on their preferred stock of which $60 has been paid.

In September 2003, the Company issued 173,747 shares of Class C preferred stock to a third party in exchange for payment of liabilities totaling $868,735 which were owed to shareholders of the Company.  Creditors have not released the Company from $100,335 of the liabilities and the Company has recorded a subscription receivable with an offsetting contingent liability for the remaining $100,335 in liabilities to be paid by the third party.

[Continued]

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

[Continued]

In September 2003, the Company renegotiated the notes payable related to the acquisition of RX Subsidiary which decreased the amount owed on the notes by $410,500.  Due to the related party nature of the notes payable, the debt forgiveness has been accounted for as a capital contribution.

In September 2003, the Company agreed to repurchase 520,000 shares of Class B preferred stock, which had been issued as part of the acquisition of RX Subsidiary, for $1,000,000 by November 2004.  Accordingly, the Company has reclassified these shares as preferred stock subject to mandatory redemption.

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

American Hospital Resources, Inc. (“AHR Subsidiary”) was organized under the laws of the State of Delaware on August 27, 1999 as Frozen Enterprises, Inc.  In February 2002, AHR Subsidiary changed its name to American Hospital Resources, Inc.  On December 31, 2002, the Company’s Board of Directors determined to dissolve AHR Subsidiary.  AHR Subsidiary is not in good standing with the State of Delaware [See Note 24].

NIPSI Pharmacy of Texas (“NPT Subsidiary”) was organized as a wholly owned subsidiary under the laws of the State of Nevada on December 19, 2002 to provide pharmacy services.

Rx Solutions, Inc. (“RX Subsidiary”) was organized under the laws of the State of Mississippi on August 24, 2001.  On May 1, 2003, Parent acquired RX Subsidiary pursuant to a Stock Purchase Agreement signed May 8, 2003.  The agreement called for Parent to issue 720,000 shares of Class B preferred stock and to sign $900,000 of notes payable to the former shareholders of RX Subsidiary for 100% of the outstanding shares of RX Subsidiary’s common stock wherein RX Subsidiary became a wholly-owned subsidiary of Parent [See Note 2].  The acquisition of RX Subsidiary by Parent has been accounted for as a purchase of RX Subsidiary.  The financial statements reflect the operations of RX Subsidiary from May 1, 2003.  In November 2003, the Company defaulted on the notes payable related to the acquisition and the former owners of RX Subsidiary called for the acquisition to be cancelled [See Note 24].

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2002 audited financial statements.  The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

Inventory - Inventory is stated at the lower of cost or market using the first-in, first-out  (“FIFO”) method [See Note 7].

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

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.”  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.  As of September 30, 2003, the Company has capitalized a total of $2,955 of website costs which are included in property and equipment.  The Company did not incur any planning costs and did not record any research and development costs for the nine months ended September 30, 2003 and 2002.

Intangible Assets - The Company accounts for their intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification.  In accordance with SFAS No. 142, the Company periodically reviews their intangible assets for impairment.  No impairment was recorded during the nine months ended September 30, 2003 and 2002.

Acquisition Costs - Costs related to proposed acquisitions are deferred and will be included in the acquisition price upon completion of the related acquisition.  In the event an acquisition is unsuccessful, the costs related to the acquisition are written off to expense.

Stock Offering Costs - Costs related to proposed stock offerings are deferred and will be offset against the proceeds of the offering.  In the event a stock offering is unsuccessful, the costs related to the offering are written off to expense.

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

Stock-Based Compensation - The Company has two stock-based employee compensation plans [See Note 17].  The Company accounts for their plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to the Company’s stock-based employee compensation.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

For the Three Months

For the Nine Months

Ended September 30,

Ended September 30,

____________________

____________________

2003

2002

2003

2002

_________

_________

_________

_________

Net income (loss), as reported

$

(659,523)

$

3,827

$

(742,378)

$

(25,052)

Add: Stock-based employee

  compensation expense

  included in reported net

  income (loss)

-

-

-

-

Deduct: Total stock-based

  employee compensation

  expense determined under

  fair value based method

-

(37)

-

(37)

_________

_________

_________

_________

Pro forma net income (loss)

$

(659,523)

$

3,790

$

(742,378)

$

(25,089)

_________

_________

_________

_________

Earnings (loss) per common

  share, as reported

$

(.10)

$

.00

$

(.13)

$

(.00)

Earnings (loss) per common

  share, pro forma

$

(.10)

$

.00

$

(.13)

$

(.00)

Diluted earnings (loss) per

  common share, as reported

$

N/A

$

.00

$

N/A

$

N/A

Diluted earnings (loss) per

  common share, pro forma

$

N/A

$

.00

$

N/A

$

N/A

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” [See Note 18].

Earnings (Loss) Per Share - The computation of earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 21].

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

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 147, “Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, were recently issued.  SFAS No. 146, 147 and 149 have no current applicability to the Company or their effect on the financial statements would not have been significant.  The Company has adopted SFAS No. 148 and 150 and has applied them to the periods ended September 30, 2003.

Reclassification - The financial statements for periods prior to September 30, 2003 have been reclassified to conform to the headings and classifications used in the September 30, 2003 financial statements.

NOTE 2 - ACQUISITION AND CANCELLATION OF ACQUISITION OF RX SUBSIDIARY

On May 1, 2003, Parent acquired RX Subsidiary pursuant to a Stock Purchase Agreement signed May 8, 2003.  The agreement called for Parent to issue 720,000 shares of Class B Preferred Stock and to sign $900,000 of notes payable to the former shareholders of RX Subsidiary for 100% of the outstanding shares of RX Subsidiary’s common stock.  The $900,000 of notes payable was issued as a $300,000 90-day no-interest note payable, a $294,000 five-year 7% note payable with interest-only payments for the first 24 months and a $306,000 five-year 7% note payable with interest-only payments for the first 24 months.  As part of the agreement, the Company entered into a three-year Employment Agreement with the former shareholders of RX Subsidiary [See Note 22].  The agreement also granted to the Company’s Chief Executive Officer an 18-month option to purchase up to 300,000 shares of the Class B preferred stock from the former shareholders of RX Subsidiary at $2.50 per share.  The Company has accounted for the acquisition as a purchase of RX Subsidiary.  The Company recorded goodwill of $1,234,017 as a result of the acquisition.  The financial statements reflect the operations of RX Subsidiary from May 1, 2003.

In July 2003, the Company defaulted on the notes payable and employment agreement underlying the acquisition.  In August 2003, the Company entered into an agreement to extend the maturity of the $300,000 90-day no interest note payable to September 29, 2003.  The extension required the Company to pay $40,000 in August and September 2003 in lieu of the interest and salary payments required by the Stock Purchase Agreement.

In September 2003, the Company renegotiated the notes payable underlying the acquisition so that the Company would pay $25,000 by October 31, 2003 against the $300,000 90-day no interest note payable and pay $200,000 by November 29, 2003 as payment in full of the $294,000 five-year 7% note payable, the $306,000 five-year 7% note payable and related accrued interest.

In November 2003, the Company defaulted on the notes payable underlying the acquisition and the former owners of RX Subsidiary called for the acquisition to be cancelled [See Note 24].

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACQUISITION AND CANCELLATION OF ACQUISITION OF RX SUBSIDIARY [Continued]

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

_________

_________

Revenues

$

1,637,234

$

1,195,832

$

4,290,739

$

3,297,283

_________

_________

_________

_________

Earnings (loss) before

  extraordinary items and the

  cumulative effect of accounting

  changes

$

(659,523)

$

4,155

$

(594,774)

$

49,407

_________

_________

_________

_________

Net income (loss)

$

(659,523)

$

4,155

$

(594,774)

$

49,407

_________

_________

_________

_________

Earnings (loss) per common share

$

(.10)

$

(.00)

$

(.11)

$

.00

_________

_________

_________

_________

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITION AND VOIDING OF ACQUISITION OF NIPSI

On December 13, 2002, Parent signed an asset purchase agreement with NIPSI Healthcare of Houston Limited Partnership (“NIPSI”) and NIPSI of Houston, Inc. (“NIPSI General Partner”).  The agreement provided for Parent to assume certain liabilities of NIPSI and to sign an unsecured 18-month $150,000 note payable to NIPSI for most of the operating assets of NIPSI.  The agreement also included a non-compete covenant from NIPSI and NIPSI General Partner.  The acquisition closed December 16, 2002; however, in April 2003, the court entered a default judgment against NIPSI [See Note 22].  The court found that NIPSI had fraudulently transferred assets to the Company to avoid the claims of AmeriSource.  The court voided and nullified the transfer of assets from NIPSI to the Company and ordered NIPSI to pay $551,264 to AmeriSource.  As a result of these proceedings, the asset purchase agreement between the Company, NIPSI and NIPSI General Partner was voided and the Company was released as a defendant.  Also, NIPSI General Partner sent a demand letter to the Company to rescind the asset purchase agreement and claiming damages of $120,000 against the Company [See Note 22].  The financial statements reflect the acquisition as having been voided or rescinded and any expenses associated with the voided acquisition have been classified as costs of the unsuccessful NIPSI acquisition.

NOTE 4 - ACQUISITION OF AMERICAN HOSPITAL RESOURCES, INC.

On April 3, 2002, Parent signed an agreement and plan of reorganization with Phase One, LLC and AHR Subsidiary.  The agreement provided for Parent to issue 3,196,873 shares of its common stock for all 1,500 shares of AHR Subsidiary’s common stock.  In connection with the proposed agreement, Parent previously issued a total of 13,000,000 shares of its common stock to Phase One, LLC for $130,000 in financing.  The agreement called for former shareholders of AHR Subsidiary to receive up to 12,870,000 shares of the common stock issued to Phase One, LLC based on the performance of the Company.  In connection with the agreement, Parent amended its articles of incorporation to authorize 10,000,000 shares of preferred stock and to change its name to American Hospital Resources, Inc.  Also in connection with the agreement, Parent and AHR Subsidiary entered into three-year consulting agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. [See Note 22].  As a result of the agreement, the former officers and directors of the Company resigned and new officers and directors were appointed.  The acquisition closed June 17, 2002 and has been accounted for as a purchase of AHR Subsidiary.  The Company recorded goodwill of $60,321 as a result of the acquisition.

On December 31, 2002, the agreement and plan of reorganization was amended to exchange the 13,000,000 shares of the Company’s common stock that had been issued to Phase One, LLC for 2,600,000 shares of the Company’s Class A preferred stock.  The agreement was further amended to issue the 2,600,000 shares of Class A preferred stock to the Company’s former Chief Executive Officer for value received by Phase One, LLC, which effected a change in control of the Company.  The amended agreement also grants the Company’s former Chief Executive Officer the right to convert, at any time, any or all of the common stock that he received under the agreement into Class A preferred stock at a rate of five shares of common stock into one share of Class A preferred stock.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at:

September 30,

December 31,

2003

2002

_____________

_____________

Accounts receivable from pharmacy sales

$

462,052

$

-

Parkview management consulting services

7,800

7,800

Parkview purchased commission

94,500

94,500

_____________

_____________

564,352

102,300

Less: allowance for doubtful accounts

(102,300)

(102,300)

_____________

_____________

Net accounts receivable

$

462,052

$

-

_____________

_____________

At September 30, 2003 and December 31, 2002, the Company had receivables due on two agreements with Parkview.  Parkview is undergoing bankruptcy reorganization and the receivables were generated as part of the reorganization.  While management expects to collect on both Parkview receivables, collection is not certain and an allowance has been recorded.

NOTE 6 - ADVANCE TO NIPSI

Advance to NIPSI consisted of the following at:

September 30,

December 31,

2003

2002

_____________

_____________

Advance to NIPSI

$

-

$

15,000

_____________

_____________

Net advance to NIPSI

$

-

$

15,000

_____________

_____________

At December 31, 2002, the Company had made advances to NIPSI which had not been repaid.  In 2003, the Company received $15,000 from NIPSI; however, NIPSI General Partner subsequently rescinded an asset purchase agreement and, in a default judgment against NIPSI in favor of a creditor, the court voided and nullified the transfer of NIPSI assets to the Company [See Notes 3 and 22].

NOTE 7 - INVENTORY

Inventory consists of the following at:

September 30,

December 31,

2003

2002

_____________

_____________

Finished goods

$

297,438

$

-

_____________

_____________

Total Inventory

$

297,438

$

-

_____________

_____________

The Company has estimated that no allowance for slow moving or obsolete inventory was necessary at September 30, 2003 and December 31, 2002.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

September 30,

December 31,

2003

2002

_____________

_____________

Furniture and fixtures

$

22,058

$

-

Machinery and equipment

111,497

431

Vehicles

29,689

-

Website

2,955

1,541

_____________

_____________

166,199

1,972

Less: accumulated depreciation

(9,888)

(229)

_____________

_____________

Net property and equipment

$

156,311

$

1,743

_____________

_____________

Depreciation expense for the nine months ended September 30, 2003 and 2002 was $9,659 and $120, respectively.

NOTE 9 - GOODWILL

The Company has no indefinite-life or definite-life intangible assets.  The following is a summary of the transactions affecting the Company’s goodwill.

For the Three Months

For the Nine Months

Ended September 30,

Ended September 30,

____________________

____________________

2003

2002

2003

2002

_________

_________

_________

_________

Goodwill at beginning of period

$

1,312,936

$

60,321

$

60,321

$

-

Goodwill from the acquisition

  of AHR Subsidiary

-

-

-

60,321

Goodwill from the acquisition

  of RX Subsidiary

-

-

1,252,615

-

_________

_________

_________

_________

Goodwill at end of period

$

1,312,936

$

60,321

$

1,312,936

$

60,321

_________

_________

_________

_________

NOTE 10 - LIABILITY TO BE SETTLED BY ISSUANCE OF STOCK

As part of an Equity Line of Credit Agreement with Cornell Capital Partners, LP signed November 4, 2002, the Company recorded a liability of $290,000 [See Note 22].  The agreement provides for payment of the $290,000 commitment fee in stock based on the fair value of the stock at the time of settlement.  If settlement had occurred on September 30, 2003, the Company would have issued 298,969 shares of common stock.  The agreement does not limit the number of shares that the Company could potentially be required to issue.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - ACCRUED EXPENSES

Accrued expenses consist of the following at:

September 30,

December 31,

2003

2002

_____________

_____________

Accrued payroll and related expenses

$

128,540

$

109,940

Accrued interest

1,867

-

_____________

_____________

Total accrued expenses

$

130,407

$

109,940

_____________

_____________

NOTE 12 - OPERATING LEASES

The Company has entered into a three-year lease agreement with Rodney E. Smith and Beverly A. Smith for office space.  Rent payments are $325 per month and the lease expires in December 2004.  Lease expense for the nine months ended September 30, 2003 and 2002 amounted to $1,625 and $0, respectively.

The Company has entered into a three-year lease agreement with West Oaks LLC for office space.  Rent payments were initially $1,000 per month increasing by 3% on each anniversary of the lease.  The lease expires in October 2004 but is renewable for an additional term.  Lease expense for the nine months ended September 30, 2003 and 2002 amounted to $5,150 and $0, respectively.

Minimum future rental payments under non-cancelable operating leases for the twelve-month periods ended and in aggregate are:

September 30,

Amount

___________

___________

2004

$

16,601

2005

2,036

2006

-

2007

-

2008

-

___________

$

18,637

___________

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - NOTES PAYABLE

Notes payable consist of the following at:

September 30,

December 31,

2003

2002

_____________

_____________

Three-year 8% note payable to Peoples Bank

maturing in October 2005 secured by all of the

assets of RX Subsidiary and 550 acres of land

owned by a former shareholder of RX Subsidiary

$

258,321

$

-

90-day no-interest note payable to the former

shareholders of RX Subsidiary maturing in

November 2003 secured by all of the assets of

RX Subsidiary

300,000

-

Five-year 7% unsecured notes payable to

former shareholders of RX Subsidiary maturing

in November 2003

200,000

-

Three-year 6.75% unsecured note payable to

Abbott Laboratories maturing in October 2004

3,087

-

Three-year 6% unsecured note payable to

Abbott Laboratories maturing in December 2004

3,542

-

Three-year 4.75% unsecured note payable to

Abbott Laboratories maturing in March 2005

1,669

-

Three-year 4.75% unsecured note payable to

Abbott Laboratories maturing in April 2005

1,751

-

Three-year 4.75% unsecured note payable to

Abbott Laboratories maturing in February 2006

1,311

-

Three-year 4.25% unsecured note payable to

Abbott Laboratories maturing in May 2006

6,471

-

Five-year 9% note payable to Hancock Bank

maturing in June 2008 secured by a vehicle

with a net book value of $27,737

18,969

-

One-year 10% unsecured notes payable to

Spice Island Products Corporation maturing in

September 2004

85,000

-

_____________

_____________

880,121

-

Less current portion

(717,529)

_____________

_____________

$

162,592

$

-

_____________

_____________

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - NOTES PAYABLE [Continued]

The notes payable mature as follows for the twelve-month periods ended:

September 30,

Principal Due

___________

___________

2004

$

717,529

2005

137,324

2006

17,314

2007

4,383

2008

3,571

___________

$

880,121

___________

For the nine months ended September 30, 2003 and 2002, interest expense on notes payable amounted to $28,344 and $1,122, respectively.

NOTE 14 - CAPITAL LEASES

At September 30, 2003 and December 31, 2002, respectively, the Company had recorded machinery and equipment on capital leases of $96,659 and $0 and related accumulated depreciation of $5,475 and $0.  Depreciation and amortization of property and equipment purchased on capital leases are included in depreciation expense and amounted to $5,475 and $0 for the nine months ended September 30, 2003 and 2002, respectively.  For the nine months ended September 30, 2003 and 2002, interest expense on capital lease obligations amounted to $3,156 and $0, respectively.

Minimum future capital lease payments for the twelve-month periods ended and in aggregate are:

September 30,

Amount

___________

___________

2004

$

65,966

2005

23,302

2006

8,704

2007

2,196

2008

916

___________

101,084

Less amount representing interest

(6,697)

___________

Present value of minimum lease payments

$

94,387

___________

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - CAPITAL LEASES [Continued]

Capital lease obligations consist of the following at:

September 30,

December 31,

2003

2002

_____________

_____________

Three-year equipment lease agreement with

Fleetwood Industries guaranteed by a former

shareholder of RX Subsidiary

$

22,876

$

-

Three-year equipment lease agreement with

American Express Business Finance

guaranteed by a former shareholder of

RX Subsidiary

3,362

-

Three-year equipment lease agreement with

US Bancorp Business Equipment Finance

Group guaranteed by a former shareholder

of RX Subsidiary

13,611

-

Three-year equipment lease agreement with

US Bancorp Business Equipment Finance

Group guaranteed by a former shareholder

of RX Subsidiary

5,503

-

Three-year equipment lease agreement with

Canon Financial Services guaranteed by a

former shareholder of RX Subsidiary

3,408

-

Three-year equipment lease agreement with

US Bancorp Business Equipment Finance

Group guaranteed by a former shareholder

of RX Subsidiary

24,165

-

15-month equipment lease agreement with

Canon Financial Services guaranteed by a

former shareholder of RX Subsidiary

591

-

Five-year equipment lease agreement with

Canon Financial Services guaranteed by a

former shareholder of RX Subsidiary

8,321

-

Three-year equipment lease agreement with

US Bancorp Business Equipment Finance

Group guaranteed by a former shareholder

of RX Subsidiary

12,550

-

_____________

_____________

94,387

-

Less current portion

(61,305)

_____________

_____________

$

33,082

$

-

_____________

_____________

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION

In September 2003, the Company agreed to repurchase 520,000 shares of Class B preferred stock, which had been issued as part of the acquisition of RX Subsidiary, for $1,000,000 by November 2004.  Accordingly, the Company has reclassified these shares as preferred stock subject to mandatory redemption.

NOTE 16 - PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, no par value, with such rights, preferences and designations and to be issued in such classes and series as determined by the Company’s Board of Directors.  In December 2002, the Company’s Board of Directors designated 5,000,000 shares as Class A and 5,000,000 shares as Class B.  In June 2003, the Company’s Board of Directors modified the preferred stock distributions to designate 2,600,000 shares as Class A, 5,000,000 shares as Class B and 1,200,000 as Class C.  Although the Company has not yet designated any shares of preferred stock as Class D1, the Company plans to designate enough shares as Class D1 to allow for a stock dividend declared on June 2, 2003 [See Below and Note 24].  The Class C preferred stock ranks senior to the Class A, B and D1 preferred stocks in liquidation preference and the Class B preferred stock ranks senior to the Class A preferred stock in liquidation preference.

Class A Preferred Stock - Class A preferred stock is only available to the Company’s management, directors and existing shareholders.  Each share of Class A preferred stock has the voting rights of five shares of common stock and is convertible at the shareholder’s option into five shares of common stock.  If shares of the Class A preferred stock are required to be converted as part of a sale or merger of the Company, then each share of Class A preferred stock is convertible into 5.5 shares of common stock.  Each share of Class A preferred stock is entitled to receive a $.0575 annual dividend payable monthly.  The total annual dividend for all shares of Class A preferred stock was limited to 50% of the Company’s earnings before interest, taxes, depreciation and amortization for the year and the monthly payments were adjusted accordingly.  For the six months ended June 30, 2003, the Company had negative earnings before interest, taxes, depreciation and amortization; therefore, no dividends were due on the Class A preferred stock through June 30, 2003.  In June 2003, the Company’s Board of Directors modified the mandatory conversion and dividend provisions of the Class A preferred stock.  Effective July 1, 2003, if there is a merger, reorganization, recapitalization or similar event in which the Company is not the surviving entity, then each share of Class A preferred stock will be converted into 5.5 shares of common stock.  Effective July, 1, 2003, each share of Class A preferred stock is entitled to receive a cumulative $.0575 annual dividend payable monthly with no limitation based on earnings.  Through September 30, 2003, the Company has recorded $25,348 in dividends payable on Class A preferred stock.

In June 2003, the Company issued 5,300 shares of their previously authorized but unissued Class A preferred stock for cash of $10,000, or approximately $1.887 per share.  Due to the beneficial conversion feature of the shares, the Company recorded a dividend of $9,875 upon the issuance of the shares.  Stock offering costs of $62 were netted against the proceeds.

In May 2003, shareholders of the Company converted 305,010 shares of Class A preferred stock into 1,525,050 shares of common stock.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - PREFERRED STOCK [Continued]

In May 2003, a shareholder of the Company returned 200,000 shares of Class A preferred stock back to the Company for cancellation.

In May 2003, a shareholder of the Company returned 720,000 shares of Class A preferred stock back to the Company for cancellation.

In April and May 2003, the Company issued 383,000 shares of their previously authorized but unissued Class A preferred stock for cash of $71,500 and services valued at $120,000, or $.50 per share.  Due to the beneficial conversion feature of the shares, the Company recorded a dividend of $314,900 upon the issuance of the shares.  Stock offering costs of $65 were netted against the proceeds.

In December 2002, the Company issued 2,600,000 shares of their previously authorized but unissued Class A preferred stock in exchange for 13,000,000 shares of the Company’s common stock which were then cancelled.

Class B Preferred Stock - Class B preferred stock is only available to parties who sell a business to the Company.  Each share of Class B preferred stock has no voting rights and is convertible into five shares of common stock.  Each share of Class B preferred stock is entitled to receive a cumulative 6% annual dividend payable quarterly based on the purchase price paid to the Company or the consideration received by the Company.  Class B preferred stock may not be transferred without the express written consent of the Company.  At June 30, 2003, there were 920,000 shares of Class B preferred stock issued and outstanding which are recorded at $1,040,000.  Accordingly, the Company recorded a quarterly dividend of $15,600 at June 30, 2003.  At September 30, 2003, there were 920,000 shares of Class B preferred stock issued and outstanding which are recorded at $1,040,000, although 520,000 shares have been reclassified as preferred stock subject to mandatory redemption.  Accordingly, the Company recorded a quarterly dividend of $15,600 at September 30, 2003.

In September 2003, the Company agreed to repurchase 520,000 shares of Class B preferred stock, which had been issued as part of the acquisition of RX Subsidiary, for $1,000,000 by November 2004.  Accordingly, the Company has reclassified these shares as preferred stock subject to mandatory redemption [See Note 15].

In May 2003, the Company issued 200,000 shares of their previously authorized but unissued Class B preferred stock in exchange for 1,000,000 shares of the Company’s common stock which were then cancelled.

In May 2003, in connection with a Stock Purchase Agreement, the Company issued 720,000 shares of their previously authorized but unissued Class B preferred stock in the acquisition of RX Subsidiary [See Note 2].  The shares were valued at $540,000, or $.75 per share.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - PREFERRED STOCK [Continued]

Class C Preferred Stock - Each share of Class C preferred stock has no voting rights and is entitled to receive a cumulative $.475 annual dividend payable quarterly.  Each share of Class C preferred stock is convertible at the shareholder’s option into five shares of common stock after a two-year waiting period following issuance.  If there is a merger, reorganization, recapitalization or similar event in which the Company is not the surviving entity, then each share of Class C preferred stock will be converted into five shares of common stock.  Class C preferred stock may not be transferred without the express written consent of the Company.  At June 30, 2003, there were 6,400 shares of Class C preferred stock issued and outstanding.  Accordingly, the Company recorded a quarterly dividend of $760 at June 30, 2003.  At September 30, 2003, there were 182,747 shares of Class C preferred stock issued and outstanding.  Accordingly, the Company recorded a quarterly dividend of $21,667 at September 30, 2003.  Through September 30, 2003, total dividend payments on Class C preferred stock have amounted to $60.

In September 2003, the Company issued 173,747 shares of their previously authorized but unissued Class C preferred stock to a third party in exchange for payment of liabilities totaling $868,735 which were owed to shareholders of the Company, or $5.00 per share.  Creditors have not released the Company from $100,335 of the liabilities [See Note 22] and the Company has recorded a subscription receivable for the remaining $100,335 in liabilities to be paid by the third party.

Private Class C Preferred Stock Offering - The Company is offering 600 units at a price of $10,000 per unit.  Each unit consists of 2,000 shares of the Company’s previously authorized but unissued Class C preferred stock.  The offering price of $10,000 per unit was arbitrarily determined by the Company.  The Company expects to use one or more agents in the offering and expects to pay up to 10% in sales commissions.  Some shares will be offered and may be sold by an officer of the Company who will receive no sales commissions or other compensation in connection with the offering except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering.  Stock offering costs are estimated to be approximately $700,000 and will be offset against the proceeds of the offering.  The offering is expected to close December 31, 2003.  As of September 30, 2003, the Company has sold 4.4 units for cash of $44,000.  At September 30, 2003, the Company has incurred stock offering costs of $5,303 which have been netted against the proceeds.

Class D1 Preferred Stock Dividend - Class D1 preferred stock is only available to shareholders of record on July 15, 2003.  Each share of Class D1 preferred stock has no voting or dividend rights.  The Class D1 preferred stock shareholders were to be entitled to 5% of the net sale or liquidation value of RX Subsidiary.  If there had been a merger, reorganization, recapitalization or similar event in which the Company was not the surviving entity, then the Class D1 preferred stock shareholders would have been entitled to 5% of the net proceeds attributable to RX Subsidiary.  Class D1 preferred stock may not be transferred except as required by applicable state and federal law.  On June 2, 2003, the Company’s Board of Directors declared a dividend of one share of Class D1 preferred stock for every 20 shares of common stock or common stock equivalent preferred stock held as of July 15, 2003.  The Company has not yet designated any shares of preferred stock as Class D1.  The Company plans to designate enough shares as Class D1 to allow for this stock dividend [See Note 24].  Since the former owners of RX Subsidiary have called for the acquisition to be cancelled [See Note 24], the stock dividend has been suspended indefinitely.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - COMMON STOCK, OPTIONS AND WARRANTS

Common Stock - The Company has authorized 100,000,000 shares of common stock with no par value.  In May 2003, the Company issued 1,525,050 shares of their previously authorized but unissued common stock upon the conversion of 305,010 shares of Class A preferred stock which were then cancelled.

In May 2003, the Company repurchased and cancelled 1,000,000 shares of the Company’s issued and outstanding common stock for 200,000 shares of Class B preferred stock.

In May 2003, the Company issued 20,000 shares of their previously authorized but unissued common stock for services rendered valued at $10,000, or $.50 per share.

In April 2003, the Company issued 550,000 shares of their previously authorized but unissued common stock for services rendered valued at $121,000, or $.22 per share.

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

In December 2002, the Company repurchased and cancelled 13,000,000 shares of the Company’s issued and outstanding common stock for 2,600,000 shares of Class A preferred stock.

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

NOTE 17 - COMMON STOCK, OPTIONS AND WARRANTS [Continued]

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

Capital Contribution - In September 2003, the Company renegotiated the notes payable related to the acquisition of RX Subsidiary which decreased the amount owed on the notes by $410,500.  Due to the related party nature of the notes payable, the debt forgiveness has been accounted for as a capital contribution.

Stock Options - In November 2002, the Company granted 2,000,000 options to purchase common stock at $.50 per share for services rendered valued at $882,400.  The options vested immediately and are exercisable for three years.  At September 30, 2003, none of these options had been exercised, forfeited or cancelled.

In March 2002, the Company granted 20,000 options to purchase common stock at $.05 per share to attract new directors to Company.  The options vested immediately and are exercisable for two years.  At September 30, 2003, none of these options had been exercised, forfeited or cancelled.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - COMMON STOCK, OPTIONS AND WARRANTS [Continued]

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

A summary of the status of the options outstanding at September 30, 2003 is presented below:

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

0.5 years

$

.05

20,000

$

.05

$

.50

2,000,000

2.1 years

$

.50

2,000,000

$

.50

___________

___________

______________

______________

_________

______________

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - COMMON STOCK, OPTIONS AND WARRANTS [Continued]

Incentive Stock Bonus Plan - On December 31, 2002, the Company’s Board of Directors adopted the Incentive Stock Bonus Plan (“the Plan”).  The Plan provides for the granting of 5-year warrants to purchase shares of common stock to directors, senior management and certain key employees.  Awards under the Plan will be granted as determined by the Company’s Board of Directors.  The Company’s Board of Directors further authorized the 2003 Stock Bonus Pool which consists of 1,000,000 warrants to purchase common stock at $.25 per share.  At September 30, 2003, total warrants available to be granted from the 2003 Stock Bonus Pool amounted to 700,000.

In December 2002, the Company granted 300,000 warrants to purchase common stock to directors and NIPSI personnel for services rendered valued at $19,577.  The warrants were granted from the 2003 Stock Bonus Pool, vested immediately and are exercisable at $.25 per share for five years.  At September 30, 2003, none of these warrants had been exercised, forfeited or cancelled.

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

-

$

-

300,000

$

.25

-

$

-

Granted

-

$

-

-

$

-

-

$

-

-

$

-

Exercised

-

$

-

-

$

-

-

$

-

-

$

-

Forfeited

-

$

-

-

$

-

-

$

-

-

$

-

Expired

-

$

-

-

$

-

-

$

-

-

$

-

_______

_______

_______

_______

_______

_______

_______

_______

Outstanding at end of period

300,000

$

.25

-

$

-

300,000

$

.25

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

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - COMMON STOCK, OPTIONS AND WARRANTS [Continued]

A summary of the status of the warrants outstanding under the Company’s Incentive Stock Bonus Plan at September 30, 2003 is presented below:

Options Outstanding

Options Exercisable

___________________________________________

_________________________

Range of

Weighted-Average

Weighted-Average

Weighted-Average

Exercise

Number

Remaining

Exercise

Number

Exercise

Prices

Outstanding

Contractual Life

Price

Exercisable

Price

___________

___________

______________

______________

_________

______________

$

.25

300,000

4.3 years

$

.25

300,000

$

.25

___________

___________

______________

______________

_________

______________

NOTE 18 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At September 30, 2003, the Company has available unused operating loss carryforwards of approximately $1,011,000, which may be applied against future taxable income and which expire in various years through 2023.  Due to certain substantial changes in the Company’s ownership, there is an annual limitation on the amount of net operating loss carryforwards which can be utilized.

At September 30, 2003, the total of all deferred tax assets was approximately $508,000 and the total of all deferred tax liabilities was approximately $8,000.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $500,000.  The net change in the valuation allowance was approximately $295,000 during the nine months ended September 30, 2003.

The temporary differences gave rise to the following deferred tax asset (liability):

September 30,

2003

___________

Excess of tax over financial

  accounting depreciation

$

(7,755)

Contribution carryover

40

Accrued compensation

51,203

Capital loss carryover

12,945

Allowance for bad debt

40,751

Net operating loss carryover

402,868

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - INCOME TAXES [Continued]

The components of federal income tax expense from continuing operations consisted of the following for the nine months ended:

September 30,

2003

___________

Current income tax expense:

Federal

$

-

State

-

___________

Net current tax expense

$

-

___________

Deferred tax expense (benefit) resulted from:

Excess of tax over financial

  accounting depreciation

$

7,881

Contribution carryover

(40)

Accrued compensation

(7,409)

Net operating loss carryover

(295,469)

Valuation allowance

295,037

___________

Net deferred tax expense

$

-

___________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows for the nine months ended:

September 30,

2003

___________

Computed tax at the expected

  federal statutory rate

34.00%

State income taxes, net of federal benefit

5.83

Other

(.09)

Valuation allowance

(39.74)

___________

Effective income tax rates

0.00%

___________

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has just recently commenced operations and has current liabilities in excess of current assets.  Further, the Company subsequently defaulted on notes payable related to the acquisition of RX Subsidiary and the former owners of RX Subsidiary called for the acquisition to be cancelled.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of their stock or through a possible business combination with another company.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 20 - RELATED PARTY TRANSACTIONS

Deposit from NIPSI - In January and February 2003, during the period that the Company operated the assets of NIPSI pursuant to an asset purchase agreement [See Notes 3 and 22], the Company received $70,000 from NIPSI as reimbursement of costs incurred as part of the unsuccessful NIPSI acquisition.  At September 30, 2003, the Company has completely used the deposit to offset expenses of the unsuccessful NIPSI acquisition.

Agreement to Redeem Shares - In September 2003, the Company agreed to repurchase 520,000 shares of Class B preferred stock, which had been issued as part of the acquisition of RX Subsidiary, for $1,000,000 by November 2004 [See Note 15].

Class A Preferred Stock for Common Stock - In December 2002, the Company issued 2,600,000 shares of Class A preferred stock to Phase One, LLC in exchange for 13,000,000 shares of common stock [See Notes 16 and 17].

Class A Preferred Stock Cancellations - In May 2003, a shareholder of the Company returned 200,000 shares of Class A preferred stock to the Company for cancellation [See Note 16].

In May 2003, a shareholder of the Company returned 720,000 shares of Class A preferred stock to the Company for cancellation [See Note 16].

Stock Issuances - In September 2003, the Company issued 173,747 shares of Class C preferred stock to a third party in exchange for payment of liabilities totaling $868,735 which were owed to shareholders of the Company [See Notes 16 and 22].

In April 2003, the Company issued 240,000 shares of Class A preferred stock to shareholders of the Company for services valued at $120,000 [See Note 16].

In April 2002, the Company issued 2,000,000 shares of common stock to Phase One, LLC for cash of $20,000 [See Note 17].

In March 2002, the Company issued 1,100,000 shares of common stock to their former President as payment of $22,000 for services previously rendered [See Note 17].

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - RELATED PARTY TRANSACTIONS [Continued]

In February 2002, the Company issued 11,000,000 shares of common stock to Phase One, LLC for a $30,000 note receivable and to convert $80,000 of notes payable [See Note 17].

Options - In March 2002, the Company granted 20,000 options to purchase common stock to attract new directors to the Company [See Note 17].

Warrants - In December 2002, the Company granted 275,000 warrants to purchase common stock to directors of the Company for services rendered valued at $13,750 [See Note 17].

Management Compensation - During the nine months ended September 30, 2003 and 2002, respectively, the Company expensed $93,750 and $0 as compensation to their former Chief Executive Officer.  At September 30, 2003, the Company owed $52,175 to the their former Chief Executive Officer for accrued salary.

In February 2002, the Company paid $1,500 to their former directors.

Office Space - Beginning October 1, 2002, the Company pays the their former Chief Executive Officer $500 per month on a month-to-month basis for use of his office space.  The Company previously paid their former President $100 per month on an as-needed, month-to-month basis.  Total rents to the former Chief Executive Officer and former President amounted to $4,500 and $300, respectively, for the nine months ended September 30, 2003 and 2002.

Purchase and Sale Agreement - On September 15, 2002, the Company signed a Purchase and Sale Agreement with Gaelic Capital Group (“Gaelic”), an entity controlled by the Chief Executive Officer.  The agreement called for the Company to pay $94,500 to Gaelic for the right to receive all of the receipts that were then owed to Gaelic as part of a February 11, 2002 agreement (“February Agreement”) between Gaelic and Parkview Community Hospital Medical Center (“Parkview”).  The Company had made advances totaling $94,500 in anticipation of the agreement.  Under the February Agreement, the Company will receive 6% of the sales price for the sale of the peripheral assets of Parkview.  As of September 30, 2003, the Company had collected none of this receivable and had recognized no revenues as part of this agreement.  At September 30, 2003, the Company was owed a total of $218,100 from this agreement.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - EARNINGS (LOSS) PER SHARE

The following data show the amounts used in computing earnings (loss) per share for the periods:

For the Three Months

For the Nine Months

Ended September 30,

Ended September 30,

____________________

____________________

2003

2002

2003

2002

_________

_________

_________

_________

Net income (loss) available to common

shareholders (numerator)

$

(998,038)

$

3,827

$

(1,146,138)

$

(25,052)

_________

_________

_________

_________

Weighted average number of common

shares outstanding used in earnings

(loss) per common share for the period

(denominator)

9,749,050

20,077,565

9,154,721

14,771,449

_________

_________

_________

_________

Weighted average number of common

shares outstanding used in diluted

earnings (loss) per common share for

the period (denominator)

N/A

20,095,870

N/A

N/A

_________

_________

_________

_________

At September 30, 2003, the Company had 2,020,000 outstanding options, 300,000 outstanding warrants, 900,000 shares issuable as collateral on notes payable and preferred stock convertible into 14,329,185 shares of common stock which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive.

NOTE 22 - COMMITMENTS AND CONTINGENCIES

Common Stock Conversion Right - On December 31, 2002, the Company’s former Chief Executive Officer was granted the right to convert shares of common stock that he had received under an agreement and plan of reorganization into Class A preferred stock at a rate of five shares of common stock into one share of Class A preferred stock [See Note 4].

Consulting Agreements - On April 1, 2002, the Company signed three-year consulting agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. (collectively “Consultants”).  The agreements call for the Company to pay $10,000 per month for consulting services.  In August 2002, the Company issued 480,000 shares of common stock to Consultants for services valued at $120,000 [See Note 17].  During the nine months ended September 30, 2003 and 2002, the services rendered by Consultants under these agreements amounted to $180,000 and $60,000, respectively.

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

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - COMMITMENTS AND CONTINGENCIES [Continued]

Employment Agreement - On May 8, 2003, in connection with the acquisition of RX Subsidiary, the Company signed a three-year employment agreement with both Danny Myers and Robert Lang (collectively “Employees”).  The agreement calls for the Company to pay $17,000 per month to Employees for continued management of RX Subsidiary.  The agreement also contains provisions for bonuses for expanding the operations of RX Subsidiary and for referrals of additional pharmacy companies which are acquired by the Company.  During the nine months ended September 30, 2003 and 2002, the services rendered by Employees under these agreements amounted to $58,700 and $0, respectively.

Equity Line of Credit Agreement - On November 4, 2002, the Company signed an Equity Line of Credit Agreement with Cornell Capital Partners, LP (“Cornell”).  The agreement calls for the Company to sell up to $10,000,000 of common stock to Cornell at 95% of the closing bid price for the five preceding trading days.  The agreement requires that the shares of common stock be registered with the Securities and Exchange Commission and that the shares be sold in intervals over a two-year period commencing after such registration is effective.  The agreement calls for the Company to issue common stock as payment of a commitment fee of $290,000 and associated legal fees of $10,000 which are classified as deferred stock offering costs.  The agreement also states that, at the time of each stock sale transaction, the Company will pay $500 in legal fees and pay Cornell 7% of the proceeds received.  The agreement was negotiated by consultants of the Company under finder agreements [See below].  At September 30, 2003, the commitment fee of $290,000 was still unpaid and is classified as a liability to be settled by issuance of stock [See Note 10].

Financing Agreements - In March 2003, the Company retained Douglas A. Jackson to negotiate a 5-year $6,000,000 loan for the Company.  The Company agreed to pay $12,500 plus 5% of the proceeds received by the Company.  During the nine months ended September 30, 2003, the Company paid $12,500 for services rendered by Douglas A. Jackson under this agreement.

In February 2003, the Company retained Douglas A. Jackson to negotiate a line of credit for the Company.  The Company agreed to pay $5,000 plus 5% of the proceeds received by the Company.  During the nine months ended September 30, 2003, the Company paid $5,000 for services rendered by Douglas A. Jackson under this agreement.

Finder Agreements - On April 1, 2002, the Company signed three-year finder agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. (collectively “Consultants”).  The agreements call for the Company to pay finders’ fees of 10% of the first $3,000,000, 8% of the next $3,000,000, 6% of the next $3,000,000, and 4% of any additional funding provided through the efforts of Consultants.  In October 2002, the Company sold 200,000 shares of common stock for cash of $50,000 which was negotiated by Consultants and the Company recorded stock offering costs of $5,000 which were offset against the proceeds [See Note 17].  In December 2002, the Company signed a $10,000,000 Equity Line of Credit Agreement which was negotiated by Consultants and the Company recorded stock offering costs of $757,000 which are classified as deferred stock offering costs [See above].  In February 2003, the Company sold 40,000 shares of common stock for cash of $10,000 which was negotiated by Consultants and the Company recorded stock offering costs of $400 which were offset against the proceeds [See Note 17].

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - COMMITMENTS AND CONTINGENCIES [Continued]

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

Offers to Purchase - In October 2002, the Company signed an Offer to Purchase with Coastalmed Inc. and Coastalmed of Panama City, Inc. (collectively “Coastalmed”).  The offer called for the Company to purchase all of the assets of Coastalmed for $7,000,000 payable as $4,000,000 cash, $1,375,000 as a five-year 6.5% note payable with interest-only payments for the first 18 months and $1,625,000 as Class B preferred stock.  This offer expired and was replaced by a new Offer to Purchase signed in January 2003.  The new offer called for the Company to purchase 100% of the stock of Coastalmed for $8,400,000 payable as $4,900,000 cash, $1,625,000 as a five-year 6.5% note payable with interest-only payments for the first 18 months and $1,875,000 as Class B preferred stock.  The Company also issued 1,000,000 shares of common stock as partial consideration [See Note 17].  The second offer expired and, in September 2003, the Company abandoned their plans to acquire Coastalmed and expensed the associated acquisition costs of $250,000.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - COMMITMENTS AND CONTINGENCIES [Continued]

In September 2002, the Company signed an Offer to Purchase to acquire all of the assets of Quantum Pharmacy Alliance, Ltd. (“Quantum”).  The offer called for the Company to purchase all of the assets of Quantum for one of two financing alternatives at Quantum’s option.  The first alternative was $250,000 cash, $500,000 as a five-year 6% note payable and $400,000 as Class B preferred stock.  The second alternative was $650,000 as a five-year 6% note payable and $850,000 as Class B preferred stock.  The offer expired without a signed acquisition agreement and consummation of the proposed acquisition is not guaranteed.

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

Potential Stock Issuances - Through September 30, 2003 and subsequently [See Note 24], the Company has signed notes payable totaling $138,845 which call for the Company to issue 1,513,345 shares of common stock as collateral; however, none of the shares have been issued.

Release from Liability - In September 2003, the Company’s former Chief Executive Officer approved issuing 173,747 shares of Class C preferred stock to a third party in exchange for payment of liabilities totaling $868,735 [See Note 16].  Of the liabilities to be settled, $100,335 was owed to the Company’s former Chief Executive Officer.  The Company has recorded this amount as a contingent liability in the accompanying financial statements pending payment by the third party.

NOTE 23 - CONCENTRATIONS

Accounts Receivable - At September 30, 2003, the Company has accounts receivable of $102,300 which is owed by only one customer.

Geographic Region - During the nine months ended September 30, 2003, all of the Company’s sales and operations were located in and around Southern Mississippi and Southern Alabama.

Source of Revenues - For the nine months ended September 30, 2003, all of the Company’s sales were made by RX Subsidiary through healthcare facilities which are owned or controlled by only two groups.  The loss of the business provided through these two groups of healthcare facilities could adversely affect the Company’s business and financial position.

NOTE 24 - SUBSEQUENT EVENTS

Common Stock Issuance - In October 2003, the Company issued 1,200,000 shares of common stock to settle a $290,000 liability to be settled by issuance of stock.

Conversion of Common Stock into Class A Preferred Stock - In October 2003, the Company issued 286,000 shares of Class A preferred stock in exchange for 1,430,000 shares of common stock which were then cancelled.

#

AMERICAN HOSPITAL RESOURCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 - SUBSEQUENT EVENTS [Continued]

Default on Notes Payable and Cancellation of Acquisition - In November 2003, the Company defaulted on the notes payable associated with the acquisition of RX Subsidiary and the former owners of RX Subsidiary called for the acquisition to be cancelled.

Designation of Class D1 Preferred Stock - The Company plans to designate an adequate number of shares of preferred stock as Class D1 to pay a stock dividend which was declared on June 2, 2003 [See Note 16].

Dissolution and Standing of AHR Subsidiary - The Company is currently working with the State of Delaware to resolve the taxes due in order for AHR Subsidiary to be in good standing and the Company is preparing articles of dissolution for AHR Subsidiary.

Notes Payable - Subsequent to September 30, 2003, the Company has signed one-year 10% notes payable totaling $53,845.  The notes call for the Company to issue common stock totaling 613,345 shares.

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

In 2001, the Company recommenced operations and in June of 2002, finalized an Agreement and Plan of Reorganization with American Hospital Resources, Inc., a Delaware corporation founded on August 27, 1999.  Under the Agreement, American Hospital Resources Inc. became a wholly owned subsidiary of the Company and the Company changed its name from New Horizon Education, Inc. to American Hospital Resources, Inc.  The Company also authorized a class of 10,000,000 shares of Preferred Stock at no par value per share and changed its business strategy to focus on providing health care consulting and pharmaceutical outsourcing.

The Company’s common stock is quoted on the OTCBB under the symbol “AMHR.”

Nature of Business

American Hospital Resources is a healthcare services company that provides pharmacy services to long-term care providers and specialty hospitals as well as other acute care consulting and management services.  We are currently focusing on acquiring and consolidating profitable pharmacy outsourcing businesses.  We are targeting companies that provide pharmacy management services and pharmaceutical supplies to long-term care facilities such as nursing homes and hospices.  As part of our business strategy, we have structured a program designed to merge profitable regional pharmacy outsourcers into a national team.  We believe these regional providers will benefit from the enhanced buying power and market presence of a consolidated healthcare entity.

Since acquiring our subsidiary and implementing our business plan in the summer of 2002, we have been actively engaged in identifying pharmaceutical and healthcare companies to join our proposed healthcare network.  During the past year we identified three companies that we thought would be suitable for potential acquisition and/or management.

In October of 2002, we began negotiations to acquire the assets of Coastalmed Inc. and its subsidiary.  In January 2003, we issued 1,000,000 shares of common stock as partial and nonrefundable consideration of $250,000 for the proposed acquisition of Coastalmed.  Our efforts to acquire Coastalmed were unsuccessful and in September 2003, we abandoned the acquisition and expensed $250,000 in associated acquisition costs.

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

On May 8, 2003 we finalized a Stock Purchase Agreement to acquire and operate Rx Solutions, Inc., a Mississippi healthcare corporation, as a wholly owned subsidiary of AMHR.  However, subsequent to the date of this report, in November 2003, we defaulted on the notes payable underlying the acquisition and the acquisition was cancelled.

Although our acquisition efforts have so far proven unsuccessful, we intend to continue seeking suitable healthcare and pharmaceutical companies for potential acquisition, consulting or management opportunities.

Three and Nine Month Periods Ended September 30, 2003

All of our revenue during the three and nine month periods ended September 30, 2003 derived from sales generated by our former subsidiary, Rx Solutions, Inc.  Subsequent to the date of this report, in November 2003 we defaulted on the notes payable underlying the acquisition of Rx Solutions and the acquisition was cancelled.  Management anticipates that the loss of revenue generated by Rx Solutions will have a material negative impact on our results of operations through the end of the year.

Total revenues during the three months ended September 30, 2003 were $1,637,234 with cost of goods sold of $1,357,864 resulting in gross profit of $279,370.  However, operating expenses were $920,123 during this period and interest expense was $18,770.  As a result, we realized a net loss of $659,523 during the three months ended September 30, 2003.

Revenues for the nine months ended September 30, 2003 were $2,606,498 with cost of goods sold of $2,050,677 resulting in gross profit of $555,821.  Operating expenses were $1,266,699 through the first nine months of 2003, consisting mainly of $1,014,693 in general and administrative expenses and $252,006 in costs resulting from the failed acquisitions of NIPSI and Coastalmed.  We also had interest expense of $31,500 during this period.  As a result, our net loss during the first nine months of 2003 was $742,378.  General and administrative expenses during all periods consisted of salaries, leases, professional fees, executive compensation, operating overhead and legal and accounting fees.

Three and Nine Month Periods Ended September 30, 2002

Total revenue during the three months ended September 30, 2002 was $118,200.  Revenues during the nine months ended September 30, 2003 were $176,300.  All revenue during these periods derived from fees received for consulting services.

Expenses during the three months ended September 30, 2002 consisted of $110,714 in general and administrative expenses resulting in net income after taxes of $3,659.  Expenses during the nine months ended September 30, 2002 consisted of $196,571 in general and administrative expenses and $1,122 in interest expenses.  As a result of the factors, AMHR realized a net loss of $25,052 through the first nine months of 2002.  General and administrative expenses during both periods consisted of executive compensation, consulting and negotiation services, office rental, legal and accounting costs and other administrative expenses.

Higher general and administrative expenses in 2003 are largely attributable to increased payroll costs, professional fees and executive compensation incurred through acquiring our former subsidiaries and implementing our business plan.

Liquidity and Capital Resources

Total assets at September 30, 2003 were $3,334,216 compared to total assets of $1,173,342 at December 31, 2002.  Total current assets at September 30, 2003 were $785,738 consisting of $26,248 in cash, $462,052 in net accounts receivable and $297,438.  At September 30, 2003, the Company had net property and equipment of $156,311.  Total other assets at September 30, 2003 totaled $2,392,167 consisting of $1,312,936 in goodwill, $1,069,609 in deferred stock offering costs and $9,622 in deposits.  The majority of accounts receivable, inventory and equipment at September 30, 2003 were related to the operations of Rx Solutions.

Current assets at December 31, 2002 were $51,854 consisting of $6,779 in cash, $15,000 in an advance due from NIPSI and $30,075 in prepaid expenses.  At December 31, 2002, AMHR had net property and equipment of $1,743.  Other assets at December 31, 2002 were $1,119,745 consisting of $60,321 in goodwill and $1,059,424 in deferred stock offering costs.

Total liabilities at September 30, 2003 were $2,730,422.  Current liabilities totaled $1,534,748 consisting of $256,582 in accounts payable, $290,000 in liabilities related to a proposed equity line of credit, $717,529 in the current portion of notes payable, $130,407 in accrued expenses, $61,305 in current lease obligations and $78,925 in dividends payable.  Long-term debt at September 30, 2003 was $1,195,674 consisting of $1,000,000 in liabilities related to the failed acquisition of Rx Solutions, $162,592 in notes payable and $33,082 in capital lease obligations.

Liabilities at December 31, 2002 were $1,198,090 consisting of $1,088,150 in accounts payable and $109,940 in accrued expenses.  The significant increase in liabilities through September 30, 2003 was primarily due to signing $900,000 in notes payable to acquire a subsidiary, Rx Solutions, Inc.  The company also recorded accrued payroll and associated interest expense during both periods.  These accrued expenses were $170,287 at September 30, 2003 compared to $109,940 at December 31, 2002.

Through the beginning of 2004 we hope to reduce liabilities and bring current our outstanding debts.  We anticipate that our operating expenses for the rest of the year will be approximately $500,000 consisting mainly of operating expenses, salaries and consulting fees.  We will also have ongoing legal and auditing expenses relating to our public reports as well as office rental and other expenses.

Management believes that we have sufficient cash on hand to continue operations through the end of 2003, however, we will require additional funding to settle our debts and fully implement our business plan.  In November of 2002 we explored the possibility of entering an equity line of credit agreement with Cornell Capital Partners, LP that would provide up to $10,000,000 of equity financing.  To activate the line of credit, we would have to register the equity line and have the registration statement declared effective by the SEC.  We have not filed a registration statement with the SEC at the date of this report.

We have also retained a consultant to negotiate a five-year $6,000,000 loan and a supplementary line of credit to provide additional operating capital.  If these efforts are unsuccessful we may consider securing loans from officers and directors, selling additional stock or entering into debt financing.  Other than as discussed in this report, we have no material commitments for capital expenditures.

Item 3.  Controls and Procedures

Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, AMHR, under the supervision of the chief executive and financial officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report.  Based upon the results of this evaluation, our chief executive officer and chief financial officer have concluded believes that we maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that are required to be disclosed in its Exchange Act reports.  There have been no significant changes in our controls subsequent to the evaluation date.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Management is aware of a potential suit in the Circuit Court of the County of St. Louis, State of Missouri, Cause No. 03AC-002539TCV, dated March 25, 2003.  The suit is being brought by Pre-Employment Screening, Inc., Lawrence J. Altman, Gateway Legal Services, Inc. and Fun Services of Kansas City, Inc. The petition alleges that the company breached the Telephone Consumer Protection Act by sending unsolicited advertising faxes to plaintiffs and requests damages of $12,000 and such other relief as the court deems proper.  Management denies transmitting any faxes to the plaintiffs and regards the lawsuit as frivolous and opportunistic.  Should AMHR be formally served with this suit, it intends to deny all charges and defend itself appropriately.

Item 2.  Changes in Securities and Use of Proceeds

Preferred Stock

AMHR has authorized 10,000,000 shares of preferred stock with no par value.  The Board of Directors has established four designations of preferred stock; Series A, Series B, Series C and Series D1.  A summary of the four designations is as follows:

•

Series A.  There are 2,600,000 shares of Series A preferred stock authorized.  Series A is available only to management, directors and existing shareholders.  Each share of Series A preferred stock has the voting rights of five shares of common stock and is convertible into 5.5 shares of common stock.  Each share of Series A preferred stock is entitled to receive a $.0575 annual dividend payable monthly. At September 30, 2003 there were 1,763,290 shares of Series A preferred stock issued and outstanding.  At the date of this report, AMHR has recorded $25,348 in dividends payable on Series A preferred stock.

•

Series B.  There are 5,000,000 shares of Series B preferred stock authorized.  Series B preferred stock is only available to parties who sell a business to AMHR.  Series B preferred shares have no voting rights but are convertible into five shares of common stock.  Each share of Series B stock is entitled to receive a cumulative 6% annual dividend payable quarterly based on the purchase price or other consideration received by AMHR.  Series B preferred stock may not be transferred without the written permission of AMHR.  At September 30, 2003 there were 920,000 shares of Series B preferred stock issued and outstanding.  In September 2003 AMHR agreed to repurchase 520,000 shares of Class B preferred stock which had been issued as part of the Rx Solutions acquisition for $1,000,000, payable by November 2004.   At the date of this report, AMHR has recorded dividends payable on Series B preferred stock of $15,600.  At the date of this report the dividends had not been paid.

•

Series C.  There are 1,200,000 shares of Series C preferred stock authorized.  Series C preferred stock has no voting rights and is entitled to receive a cumulative $.475 annual dividend payable quarterly.  Each share of Series C preferred stock may be converted into five shares of common stock after a two year waiting period and may not be transferred without the written consent of AMHR.  At September 30, 2003 there were 182,547 shares of shares of Series C preferred stock issued and outstanding.  At the date of this report, AMHR has recorded dividends payable on Series C preferred stock of $760.  At the date of this report the dividends had not been paid.

•

Series D1.  Series D1 preferred stock will only be available to beneficial owners of AMHR stock as of July 15, 2003.  Series D1 stock has no voting rights and is not entitled to a dividend.  However, D1 shareholders will be entitled to 5% of the net proceeds or liquidation value of any sale of Rx Solutions.  At September 30, 2003 there were no shares of Series D1 preferred stock issued and outstanding.  On June 2, 2003, the Board of Directors of AMHR declared a dividend of one share of Series D1 preferred stock for every 20 shares of common stock or preferred stock held as of July 15, 2003.  However, since the acquisition of Rx Solutions has failed, no dividend has been issued at the date this report was filed.

In January 2003, the Company issued 1,000,000 shares of common stock as partial and nonrefundable consideration of $250,000 for the proposed acquisition of Coastalmed.  In September 2003, the Company abandoned their plans to acquire Coastalmed and expensed the associated acquisition costs of $250,000.

In April 2003, the Company issued 240,000 shares of Class A preferred stock for services valued at $120,000.  The securities were issued in a private transaction to accredited investors without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

From April through June 2003, the Company issued a total of 388,300 shares of Class A preferred stock with beneficial conversion features totaling $324,775 which have been accounted for as dividends on the day of issue.  The securities were issued in a private transaction to accredited investors without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

In May 2003, the Company issued 720,000 shares of Class B preferred stock and signed $900,000 of notes payable to acquire RX Subsidiary.  The securities were issued in a private transaction to accredited investors without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

In May 2003, our former officer and director, Mr. Chris Wheeler contributed 720,000 shares of Class A preferred stock back to the Company for cancellation.

In May 2003, the Company issued 200,000 shares of Class B preferred stock in exchange for 1,000,000 shares of common stock which had been issued as partial and nonrefundable consideration for the proposed acquisition of Coastalmed.  The securities were issued in a private transaction to accredited investors without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

In May 2003, a shareholder of the Company contributed 200,000 shares of Class A preferred stock back to the Company for cancellation.

In May 2003, shareholders of the Company converted 305,010 shares of Class A preferred stock into 1,525,050 shares of common stock.

From June through September 2003, the Company recorded dividends payable of $78,985 on their preferred stock of which $60 has been paid.

In September 2003, the Company issued 173,747 shares of Class C preferred stock to a third party in exchange for payment of liabilities totaling $868,735 which were owed to shareholders of the Company.  Creditors have not released the Company from $100,335 of the liabilities and the Company has recorded a subscription receivable with an offsetting contingent liability for the remaining $100,335 in liabilities to be paid by the third party.

In September 2003, the Company renegotiated the notes payable related to the acquisition of RX Subsidiary which decreased the amount owed on the notes by $410,500.  Due to the related party nature of the notes payable, the debt forgiveness has been accounted for as a capital contribution.

In September 2003, the Company agreed to repurchase 520,000 shares of Class B preferred stock, which had been issued as part of the acquisition of RX Subsidiary, for $1,000,000 by November 2004.  Accordingly, the Company has reclassified these shares as preferred stock subject to mandatory redemption.

Common Stock

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

In January of 2003, we issued 1,000,000 shares of previously authorized but unissued common stock valued at $250,000 or $.25 per share to the owner of Coastalmed, Inc. as an inducement to acquire Coastalmed and its affiliated company.   The securities were issued in a private transaction to accredited investors without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

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

In April 2003, the company issued of 550,000 shares of common stock for management and consulting services valued at $121,000 or $.22 per share.   The investors had a pre-existing relationship with the company.  The securities were issued in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

In May 2003, the company issued of 20,000 shares of common stock for management and consulting services valued at $10,000 or $.50 per share.   The investors had a pre-existing relationship with the company.  The securities were issued in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

Option and Warrants

On December 31, 2002 the Board of Directors adopted an Incentive Stock Bonus Plan.  The plan allows the company to grant 5-year warrants to purchase shares of common stock to directors, senior management and certain key employees.  The 2003 stock bonus pool consists of 1,000,000 warrants to purchase common stock at $.25 per share.  The warrants are issued at the discretion of the Board of Directors.  On December 31, 2002, AMHR granted 300,000 warrants to purchase common stock to directors and consultants as payment for prior services collectively valued at $19,577 or approximately $.065 per warrant.  The warrants were offered in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.  At September 30, 2003, no warrants have been exercised, cancelled or forfeited.

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

In March 2002, AMHR granted 10,000 stock options to Mark Buck and 10,000 stock options to Antione Gedeon, for their services as directors.  The options vested immediately and are exercisable at $.05 per share through March of 2004.  The options were offered in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.  At September 30, 2003, none of the options had been exercised, forfeited or cancelled.

In December 2002, AMHR granted 300,000 warrants to purchase common stock to NIPSI directors and personnel in conjunction with the proposed acquisition of NIPSI.  The warrants vested immediately and are exercisable at $.25 per share through December 2007.  The options were offered in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.  At the date of this report, no warrants had been exercised, forfeited or cancelled.

Item 5.  Other Information

Certain Relationships and Related Transactions

In October of 2002 we began renting office space from our former president, Mr. Christopher Wheeler for $500 per month.  Rents paid to Mr. Wheeler from January 1, 2003 through September 30, 2003 were $4,500.

On September 15, 2002, AMHR signed a Purchase and Sale Agreement with Gaelic Capital Group, an entity controlled by our president, Mr. Christopher Wheeler.  Under the Agreement, AMHR paid Gaelic $94,500 for the rights to receive 6% of the sale price of the peripheral assets of Parkview Community Hospital Medical Center.  Through September 30, 2003, AMHR was still owed $218,100 under the agreement.  Parkview is currently undergoing bankruptcy reorganization and recovery of the assets is uncertain.

At September 30, 2003 we owed Chris Wheeler, our former officer and director approximately $52,175 in accrued salary.  During the nine months ended September 30, 2003

Subsequent Events:

In October 2003, AMHR issued 1,200,000 shares of common stock to settle a $290,000 liability.  The securities were issued in a private transaction to accredited investors without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

In October 2003, AMHR issued 286,000 shares of Class A preferred stock in exchange for 1,430,000 shares of common stock.  The common shares were then cancelled.  The securities were issued in a private transaction to accredited investors without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

In November 2003, the AMHR defaulted on the notes payable associated with the acquisition of RX Subsidiary and the former owners of RX Subsidiary called for the acquisition to be cancelled.

The Company is currently working with the State of Delaware to resolve the taxes due in order for AHR Subsidiary to be in good standing and the Company is preparing articles of dissolution for AHR Subsidiary.

Subsequent to September 30, 2003, AMHR signed one-year 10% notes payable totaling $53,845.  The notes call for the Company to issue common stock totaling 613,345 shares.

Effective December 15, 2003, the Board of Directors accepted the resignation of Mr. Christopher A. Wheeler as an officer and director of AMHR.  Following Mr. Whreeler’s resignation, Mark Buck, a director of AMHR was named as Chief Executive Officer and Chief Financial Officer.  The company has also moved its office to 5231 Kuaini Place, Honolulu, Hawaii, 96821.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit Number	Title	Location
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of Chief Financial Officer and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

Reports on Form 8-K:

AMHR did not file any reports on Form 8-K during the last 90 day period covered by this report.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN HOSPITAL RESOURCES, INC.

Date: December 29, 2003

By: /s/ Mark Buck

Mark Buck

Chief Executive Officer

Chief Financial Officer