Form 10KSB
period 2003-12-31
AMERICAN HOSPITAL RESOURCES INC
filed 2004-04-12
CIK 1127005

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

Commission File Number 0-32195

American Hospital Resources, Inc.

 (Name of small business issuer in its charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0319410 (I.R.S. Employer I.D. No.)

5231-A Kuaiwi Place

Honolulu, Hawaii  96821

 (Address and Zip Code of principal executive offices)

Issuer’s telephone number, including area code:

808-595-8847

(Former address and telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

No par value, common voting shares

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [    ]

The issuer’s revenue for its most recent fiscal year was: $0.

The aggregate market value of the issuer’s voting stock held as of December 31, 2003 by non-affiliates of the issuers was $2,954,982 based on the closing market price of the registrant’s common stock as of December 31, 2003.  At December 31, 2003, there were 11,289,327 shares of no par value common stock, 2,129,540 shares of no par value preferred A stock and 28,867 shares of no par value preferred C stock issued and outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]

Documents incorporated by reference: none

#

FORM 10-KSB

AMERICAN HOSPITAL RESOURCES, INC.

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	3 4 4 5
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.  Controls and Procedures

		5 8 9 9 9
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		10 11 12 13 13 13
	Signatures	14

(Inapplicable items have been omitted)

#

PART I

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

In 2001, we brought our SEC filings current and began seeking business opportunities.  In June of 2002, we finalized an Agreement and Plan of Reorganization with American Hospital Resources, Inc (AHR).  Under the Agreement, American Hospital Resources Inc. became our wholly owned subsidiary and we changed our name to American Hospital Resources, Inc.  We also authorized a class of 10,000,000 shares of Preferred Stock at no par value and changed our business strategy to focus on providing health care services and management.

Our common stock is quoted on the OTCBB under the symbol AMHR.

Nature of Business

American Hospital Resources provided consulting and management services hospitals and other acute care facilities.  On December 22, 2003 we discontinued our hospital management consulting business. The Company’s board of directors determined that the Company had not realized the expected benefits from the acquisition of AHR subsidiary and made the determination to seek to dispose of AHR subsidiary. As a result the Company repurchased 2,131,249 shares of common stock for $85,250 and obtained a court order to cancel the remaining 1,065,624 shares that were issued to AHR pursuant to the terms of the Reorganization agreement. AHR has since discontinued operations and has been dissolved by the State of Delaware.  All operations of AHR subsidiary have been reclassified to discontinued operations. We are continuing to focus on the acquisition and consolidation of profitable pharmacy outsourcing businesses that provide pharmacy management services and pharmaceutical supplies to acute care hospitals and long-term care facilities such as nursing homes and hospices.

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

Employees

Mark Buck and Antione Gedeon are our only employees and devote time as needed for the Company’s operations.  As of the fourth quarter of 2003, Mr. Buck has served as our Chief Executive Officer, Chief Financial Officer and President. Mr. Gedeon serves as a director for the Company. We have also contracted with outside consultants and subcontractors on a part time, as-needed basis.

Item 2.  Description of Property.

As of the fourth quarter, 2003, we have been using office space provided at no cost by our Chief Executive Officer, Mark Buck.  Our offices are located at 5231-A Kuaiwi Place Honolulu, Hawaii,  96821.  Prior to the fourth quarter, 2003, we paid $500 per month to our former Chief Executive Officer for office space located at 1912 West Bay Crest in Santa Ana, California, 92704. Total rents to the former Chief Executive Officer amounted to $4,500 for the year ended December 31, 2003.

Item 3.  Legal Proceedings.

Management is aware of a potential suit in the Circuit Court of the County of St. Louis, State of Missouri, Cause No. 03AC-002539TCV, dated March 25, 2003.  The suit is being brought by Pre-Employment Screening, Inc., Lawrence J. Altman, Gateway Legal Services, Inc. and Fun Services of Kansas City, Inc. against American Hospital Resources, Inc. f/k/a New Horizon Resources, Inc.  The suit is a petition for damages arising from an alleged violation of the Telephone Consumer Protection Act.  The petition alleges that the company breached the Act by sending unsolicited advertising faxes to plaintiffs and requests damages of $12,000 and such other relief as the court deems proper.  Management denies transmitting any faxes to the plaintiffs and regards the lawsuit as frivolous and opportunistic.  Should AMHR be formally served with this suit, it intends to deny all charges and defend itself appropriately. AMHR has never been formally served and no legal action has commenced as of December 31, 2003.

On February 17, 2004, a complaint was filed against the Company by Jeffrey A. Dunster, a shareholder of the Company, in the Circuit Court of the First Circuit, State of Hawaii, Civil no. 04-1-0303-02 RWP.  The Complaint alleged the Company had issued certain shares and warrants and did not receive any consideration for such shares and warrants.  On February 27, 2004, the Court issued a Final Judgment and ordered 7,921,824 shares of common stock, 720,000 shares of Class B preferred stock, and 78,760 shares of Class A preferred stock be cancelled and declared null and void. AMHR never received any consideration for any of the cancelled shares. Additionally, the Judgment ordered that a five-year series of warrants to purchase 75,000 shares of AMHR stock at $.25 a share, issued to Christopher Wheeler, our former Chief Executive Officer, be cancelled and declared null and void. AMHR never received consideration for the cancelled warrants. Furthermore, the Judgment ordered the purchase and sale agreement signed by AMHR on September 15, 2002, with the Gaelic Capital Group be cancelled and declared null and void. Under the Agreement, AMHR paid Gaelic $94,500 for the rights to receive 6% of the sale price of the peripheral assets of Parkview Community Hospital Medical Center. As of December 31, 2003, the Company had collected none of this receivable and had recognized no revenues as part of this agreement.  The Judgment was in full satisfaction and discharge of all claims of the Plaintiff.

Item 4.  Submission of Matters to a Vote of Securities Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is listed on the Over the Counter Bulletin Board under the symbol AMHR.  There is no public market for any of our preferred shares, options or warrants. At December 31, 2003 we had approximately 1,299 shareholders holding 11,289,327 shares of common stock.  The following table shows the highs and lows of the closing bid and ask prices on our common stock for 2003 and 2002.

YEAR	CLOSING BID	CLOSING ASK

2003	High	Low	High	Low
First Quarter	.28	.21	.33	.26
Second Quarter	.77	.15	.82	.19
Third Quarter	.93	.38	.98	.48
Fourth Quarter	.88	.27	.95	.32
2002	High	Low	High	Low
First Quarter	.45	.04	.75	.40
Second Quarter	1.07	.45	1.10	.55
Third Quarter	.77	.30	.85	.43
Fourth Quarter	.68	.22	.72	.30

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

On June 10, 2003, we declared a 5% special dividend linked directly with the successful acquisition of a profitable pharmacy outsourcing companies.  Class “D” Preferred Stock (D1 Preferred) was to be issued directly to all beneficial shareholders at a ratio of 1 share for every 20 shares of common stock held. The D1 Preferred was to be non-voting, non-transferable, without dividend, and redeemable only by the Company. The acquisition was not completed and therefore, the Company did not distribute the dividend.

We have not paid any dividends on our common stock since inception and do not intend to declare any such dividends until such time as we successfully complete acquisitions.  Our ability to pay dividends is subject to limitations imposed by Utah law.  Under Section 16-10a-640 of the Utah Revised Business Corporation Act, dividends maybe paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business and does not affect preferential shareholders rights upon dissolution.

Each share of Class A preferred stock was entitled to receive a $.0575 annual dividend payable monthly.  The total annual dividend for all shares of Class A preferred stock was limited to 50% of the Company’s earnings before interest, taxes, depreciation and amortization for the year and the monthly payments were adjusted accordingly.  For the six months ended June 30, 2003, the Company had negative earnings before interest, taxes, depreciation and amortization; therefore, no dividends were due on the Class A preferred stock through June 30, 2003.  In June 2003, the Company’s Board of Directors modified the mandatory conversion and dividend provisions of the Class A preferred stock.  Effective July 1, 2003, if there is a merger, reorganization, recapitalization or similar event in which the Company is not the surviving entity, then each share of Class A preferred stock will be converted into 5.5 shares of common stock.  Effective July 1, 2003, each share of Class A preferred stock is entitled to receive a cumulative $.0575 annual dividend payable monthly with no limitation based on earnings.  Through December 31, 2003, the Company has recorded $61,224 in dividends payable on Class A preferred stock.

Class B preferred stock is only available to parties who sell a business to the Company.  Each share of Class B preferred stock has no voting rights and is convertible into five shares of common stock.  Each share of Class B preferred stock is entitled to receive a cumulative 6% annual dividend payable quarterly based on the purchase price paid to the Company or the consideration received by the Company.  Class B preferred stock may not be transferred without the express written consent of the Company.  At December 31, 2003, no shares of Class B preferred stock had been issued.

Each share of Class C preferred stock has no voting rights and is entitled to receive a cumulative $.475 annual dividend payable quarterly.  Each share of Class C preferred stock is convertible at the shareholder’s option into five shares of common stock after a two-year waiting period following issuance.  If there is a merger, reorganization, recapitalization or similar event in which the Company is not the surviving entity, then each share of Class C preferred stock will be converted into five shares of common stock.  Class C preferred stock may not be transferred without the express written consent of the Company.  Through December 31, 2003, the Company has recorded $7,616 in dividends payable on Class C preferred stock.

Recent Sales of Unregistered Securities.

Unless other wise noted, the following stock issues were offered in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

In December 2003, the Company cancelled 1,065,624 shares of its common stock due to a court order.  In December 2003, the Company repurchased and cancelled 2,131,249 shares of the Company’s issued and outstanding common stock for $85,250, or $.04 per share.

In October 2003, the Company issued 2,537,150 shares of its previously authorized but unissued common stock upon the conversion of 353,750 shares of Class A preferred stock and 153,680 shares of Class C preferred stock.

In October 2003, the Company issued 1,200,000 shares of common stock to pay a liability of $290,000 or approximately $.2417 per share.

In September 2003, the Company issued 173,747 shares of Class C preferred stock to a third party in exchange for payment of liabilities totaling $868,735 which were owed to shareholders of the Company.

In June and July, 2003, the Company issued 8,800 shares of Class A preferred stock for $44,000 cash.

In May 2003, shareholders of the Company converted 505,010 shares of Class A preferred stock into 2,525,050 shares of common stock.

From April through June 2003, the Company issued a total of 388,300 shares of Class A preferred stock with beneficial conversion features totaling $324,775 which have been accounted for as dividends on the day of issue.

In April and May 2003, the Company issued 570,000 shares of common stock for services valued at $131,000.

In February 2003, the Company issued 40,000 shares of common stock for $10,000 cash.

On December 31, 2002, AMHR issued 2,600,000 shares of its previously authorized but unissued preferred stock in exchange for 13,000,000 shares of common stock held by Phase One LLC.  The 13,000,000 shares of common stock were then cancelled.  The preferred shares have 5 to 1 voting rights and may be converted into five shares of common stock.

In February 2002, the Company issued 11,000,000 shares of common stock for notes payable in the amount of $80,000 and a note receivable in the amount of $30,000.  The Company also issued 125,000 shares of common stock for services valued at $2,500 and 450,000 shares of common stock for services valued at $5,000.  Additionally, the Company issued 500,000 shares of common stock for a note payable of $20,000 with accrued interest of $1,281.

In March 2002, the Company issued 1,600,000 shares of common stock for services valued at $32,000.

In April 2002, the Company issued 2,000,000 shares of common stock for $20,000 cash.

In May of 2002 we issued 500,000 common shares to an accredited investor to convert $40,000 in notes and accrued interest of $789.

In August 2002, the Company issued 584,000 shares of common stock for services valued at $146,000.

On October 31, 2002, the Company issued 200,000 shares of previously authorized but unissued restricted common stock for cash of $50,000, or $.25 per share to two accredited investors.

In February 2001, the Company issued 750,000 shares of common stock for $15,000 cash.

Option and Warrants

Unless other wise noted, the following stock issues were offered in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

In December 2003, the Board of Directors authorized the 2004 Stock Bonus Pool which consists of 1,000,000 warrants to purchase common stock at $0.25 per share.  The Company granted 200,000 warrants to purchase common stock from the 2004 Stock Bonus Pool to directors for services rendered valued at $4,000.  The warrants vested immediately and are exercisable at $0.25 per share for a period of five years.  As of December 31, 2003, none of these warrants had been exercised, forfeited or cancelled.

On December 31, 2002, the Board of Directors adopted an Incentive Stock Bonus Plan.  The plan allows the company to grant 5-year warrants to purchase shares of common stock to directors, senior management and certain key employees.  Awards under this plan are to be determined by the Board of Directors.

Also in December 2002, the Board of Directors authorized the 2003 Stock Bonus Pool which consisted of 1,000,000 warrants to purchase common stock at $0.25 per share.  The Company also granted 300,000 warrants to purchase common stock from the 2003 Stock Bonus Pool to directors and NIPSI personnel for services rendered valued at $19,577.  The warrants vested immediately and are exercisable at $0.25 per share for five years.  In 2004, the Company obtained a court order to cancel 75,000 of the warrants.  At December 31, 2003, none of the remaining 225,000 warrants had been exercised, forfeited or cancelled.

On November 1, 2002, the Company granted a stock option to Spice Island Products Corp.  The option allows Spice Island to purchase up to 2,000,000 shares of the Company’s common stock at $0.50 per share at any time between November 1, 2002 and November 1, 2005.  As of the date of this report, no options have been exercised.

In March 2002, AMHR granted 10,000 stock options to Mark Buck and 10,000 stock options to Antione Gedeon, for their services as directors.  The options vested immediately and are exercisable at $.05 per share through March of 2004.  As of December 31, 2003, no options have been exercised.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Results of Operations for the periods ended December 31, 2003 and December 31, 2002

The company did not have any revenues for the year ended December 31, 2003. General and administrative expenses were $523,876 during the year ended December 31, 2003.  We also recorded expenses of $12,006 relating to our unsuccessful attempt to acquire NIPSI, $40,000 relating to our unsuccessful acquisition of RXS and interest of $51,285. General and administrative expenses were $1,063,337 for the period ended December 31, 2002 with $5,957 in expenses related to NIPSI and interest expense of $1,122.  Total loss before income taxes was $627,167 in 2003 compared to $1,070,416 in 2003.  The losses in both 2003 and 2002 are mainly attributed to loss from continuing operations.  In 2003, general and administrative expenses consisted mainly of consulting fees, legal fees and accounting costs associated with preparing and filing our public reports. The significantly higher costs in 2002 were due to consulting fees.

As a result of these factors, we realized a net loss of $720,755 for the year ended December 31, 2003 compared to a net loss of $1,247,310 for the year ended December 31, 2002.

Net cash used by operations was $268,702 during the year ended December 31, 2003 compared to net cash provided by operations of $48,774 for the year ended December 31, 2002.  Net cash provided by investing activities was $13,586 during the year ended December 31, 2003 compared to net cash used by investing activities of $152,575 for the year ended December 31, 2002.  Net cash provided by financing activities was $248,342 for the year ended December 31, 2003 compared to $110,500 for the year ended December 31, 2002.

Liquidity and Capital Resources

At December 31, 2003, we had total assets of $1,080,117. Current assets were $5 in cash and other assets of $10,503 in deferred loan costs and $1,069,609 in deferred stock offering costs.

Current liabilities at December 31, 2003 totaled $292,460 consisting of $91,570 in accounts payable, $85,250 incurred to repurchase common stock, $68,840 in payable dividends, $3,755 in accrued interest, and $43,045 in notes payable.

We anticipate that our operating expenses for the next twelve months will be approximately $120,000 consisting mainly of consulting fees, legal and auditing expenses relating to our public reports as well as office rental and other expenses.  Management believes that our cash needs cannot be met with cash on hand. The Company has incurred significant losses and has yet to be profitable. Further, the Company has liabilities in excess of current assets. Because we have discontinued operations it may become necessary to raise additional capital, and we may consider securing loans from officers and directors, selling additional stock or entering into debt financing.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Other than as discussed in this report, we have no material commitments for capital expenditures for the next twelve months.

The Company has entered into an Equity Line of Credit Agreement with Cornell Capital Partners, LP.  The agreement requires Cornell to purchase up to $10,000,000 of the Company’s common stock at approximately 90% of market price.  The agreement allows the Company to make requests for funds in $150,000 increments every seven trading days over the next two years.  The agreement also provides for a commitment fee of approximately $290,000 of the Company’s common stock and other provisions.  As of December 31, 2003, the Company has not used this line of credit.

Offers to Purchase

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

Item 7.  Financial Statements.

The financial statements appear at the end of this report beginning on page 15.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth as of December 31, 2003, the name, age, and position of each executive officer and director and the term of office for each director.

Name	Age	Position	Since
Mark Buck	59	Director, President, Chief Executive Officer and Chief Financial Officer	March 2002
Antione Gedeon	58	Director and Secretary	March 2002

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are duly elected and qualified.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

The following is a brief biography of the officers and directors.

Mark Buck, President, CEO, CFO and Director.  Mr. Buck is a commercial real estate broker specializing in sales and leasing.  He has worked for Commercial Real Estate Services in Honolulu, Hawaii since 1986 as Vice President of Marketing and Sales.  Mr. Buck has been an owner and partner in three small businesses that he later sold.

Antione Gedeon, Secretary and Director.  Mr. Gedeon speaks four languages and has many years of experience in the travel industry.  He is currently an instructor with Travel University International in Honolulu, Hawaii where he teaches advanced courses in travel industry management, international trade, and hotel management.  He has also worked as a consultant for Private Investment Group since 1999.  From 1995 to 1998 Mr. Gedeon was the President and Chief Operating Officer of Mayan Resorts Development Corp. in Belize where he presided over the master plan for Salt Creek Estate, a 31,000 acre beachfront property.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished, we are not aware of any person who at any time during the fiscal year ended December 31, 2003 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

Item 10.  Executive Compensation

We have no formal arrangements for the remuneration of our officers and directors, except that they will receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on our behalf.

#

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- Sation ($)
					Awards		Payouts
		Salary ($)	Bonus($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Christopher Wheeler (1) Former Chief Executive Officer, Chief Financial Officer and Director	12/31/03 12/31/02 12/31/01	$93,750 $67,500 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- 75,000 -0-	-0- -0- -0-	-0- -0- -0-
Mark S. Buck (2) Current Chief Executive Officer, Chief Financial Officer And Director	12/31/03 12/31/02 12/31/01	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	150,000 135,000 -0-	-0- -0- -0-	-0- -0- -0-
Antione Gedeon (3) Current Director and Secretary	12/31/03 12/31/02 12/31/01	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	50,000 85,000 -0-	-0- -0- -0-	-0- -0- -0-
Steven L. White (4) Former Chief Executive Officer And Director	12/31/03 12/31/02 12/31/01	-0- -0- -0-	-0- -0- -0-	-0- 500 -0-	-0- $22,000 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

(1)

In December of 2002, Mr. Wheeler received warrants to purchase up to 75,000 shares of common stock for $.25 per share under the company’s Incentive Stock Bonus Plan as additional compensation for his services as former Chief Executive Officer.  The warrants were valued at $17,588.  These warrants were cancelled in a court order issued February 27, 2004.

(2)

In December of 2002, Mr. Buck received warrants to purchase up to 125,000 shares of common stock for $.25 per share under the company’s Incentive Stock Bonus Plan as compensation for his services as officer and director.  Mr. Buck also received an option to purchase up to 10,000 shares for $.05 per share in March of 2002.  In December of 2003, Mr. Buck received warrants to purchase up to 150,000 shares of common stock for $.25 per share.  At December 31, 2003, Mr. Buck had not exercised any of the warrants.

(3)

In December of 2002, Mr. Gedeon received warrants to purchase up to 75,000 shares of common stock for $.25 per share under the company’s Incentive Stock Bonus Plan as compensation for his services as an officer and director.  Mr. Gedeon also received an option to purchase up to 10,000 shares for $.05 per share in March of 2002.  In December of 2003, Mr. Gedeon received warrants to purchase up to 50,000 shares of common stock for $.25 per share.  At December 31, 2003, Mr. Gedeon had not exercised any warrants.

(4)

In 2002 our former Directors received a one-time payment of $500 each for their prior services as board members. In March of 2002 we issued 1,100,000 shares of common stock to our former president, Steven White, as compensation for accrued salary of $22,000.

#

Employment Contracts, Termination of Employment and Change in Control

There are no compensatory plans or arrangements, including payments to be received, with respect to any person which would in any way result in payments to any person because of employment with our Company or its subsidiaries, or any change in control of our Company, or a change in the person’s responsibilities following a change in control of our Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

At December 31, 2003, there were 11,289,327 shares of no par value common stock and 2,129,540 shares of no par value preferred A stock. Each share of preferred A stock has the voting rights of five shares of common stock and may be converted to common stock on a 1 to 5 basis. Our preferred B and preferred C stock do not have any voting rights.  As a result, there were 21,937,027 voting shares at December 31, 2003.

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

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class
Mark S. Buck (2) 5231-A Kuaiwi Place Honolulu, HI 96821	Common Preferred A Total	10,000 -0- 10,000	0.04%
Antione Gedeon (2) 5231-A Kuaiwi Place Honolulu, HI 96821	Common Preferred A Total	-0- -0- -0-	-0-
Cornell Capital Partners, Inc. 101 Hudson Street, Suite 3606 Jersey City, NJ 07302	Common Preferred A Total	1,200,000 -0- 1,200,000	5.47%
Phase One, LLC 8 East Broadway, Suite 609 Salt Lake City, UT 84111	Common Preferred A Total	334,950 8,890,000 9,224,950	42.05%
Officers, Directors and Nominees as a Group: Two People	Common Preferred A Total	10,000 -0- 10,000	0.04%

(1)

For purposes of this table, a beneficial owner is one who, directly or indirectly, has or shares with others (a) the power to vote or direct the voting of the Voting Stock (b) investment power with respect to the Voting Stock which includes the power to dispose or direct the disposition of the Voting Stock.

(2)

Officer and/or director.

Item 12.  Certain Relationships and Related Transactions.

Office Space - Beginning October 1, 2002, the Company paid its former Chief Executive Officer $500 per month on a month-to-month basis for use of his office space.  Total rents to the former Chief Executive Officer amounted to $4,500 for the year ended December 31, 2003.  We currently use office space of Mark Buck at no charge to the Company.

Item 13.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K

The Company did not file any reports on Form 8-K during the last ninety days of the period covered by this report.

Exhibits:

Exhibit Number              Title

Location

31.1

Certification of the Principal Executive Officer and Principal Financial

Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Attached

32.1

Certification of the Principal Executive Officer and Principal Financial

Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section

906 of the Sarbanes-Oxley Act of 2002

Attached

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of American Hospital Resources’ annual financial statement and review of financial statements included American Hospital Resources’ 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $12,190 for fiscal year ended 2002 and $42,392 for fiscal year ended 2003.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2003 and 2002.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2003 and 2002.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Hospital Resources, Inc.

Date: April 8, 2004

/s/ Mark Buck

Mark Buck,

Chief Executive Officer

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 8, 2004

/s/ Mark Buck

Mark Buck

Director

Date:  April 8, 2004

/s/ Antione Gedeon

Antione Gedeon

Director

#

INDEPENDENT AUDITORS' REPORT

Board of Directors

AMERICAN HOSPITAL RESOURCES, INC.

Honolulu, Hawaii

We have audited the accompanying balance sheet of American Hospital Resources, Inc. as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of American Hospital Resources, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company has incurred significant losses and not yet been successful in establishing profitable operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 11.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

February 23, 2004

(except for Note 15, as to which the date is March 17, 2004)

Salt Lake City, Utah

#

AMERICAN HOSPITAL RESOURCES, INC.

BALANCE SHEET

ASSETS

December 31,

2003

_____________

CURRENT ASSETS:

Cash

$

5

_____________

Total Current Assets

5

OTHER ASSETS:

Deferred loan costs

10,503

Deferred stock offering costs

1,069,609

_____________

Total Other Assets

1,080,112

_____________

$

1,080,117

_____________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable

$

91,570

Liability incurred to repurchase common stock

85,250

Dividends payable

68,840

Accrued interest

3,755

Convertible notes payable, net of discounts totaling $100,800

43,045

_____________

Total Current Liabilities

292,460

COMMITMENTS AND CONTINGENCIES [See Note 14]

-

_____________

Total Liabilities

292,460

_____________

STOCKHOLDERS' EQUITY:

Preferred stock, no par value, 10,000,000 shares authorized:

Class A convertible preferred stock, 2,600,000 shares

  designated, 2,129,540 shares issued and outstanding

3,160,659

Class B convertible preferred stock, 5,000,000 shares

  designated, no shares issued and outstanding

-

Class C convertible preferred stock, 1,200,000 shares

  designated, 28,867 shares issued and outstanding

143,496

Common stock, no par value, 100,000,000 shares authorized,

  11,289,327 shares issued and outstanding

6,134,297

Additional paid-in capital

1,103,341

Retained earnings (deficit)

(9,754,136)

_____________

Total Stockholders' Equity

787,657

_____________

$

1,080,117

_____________

The accompanying notes are an integral part of this financial statement.

#

AMERICAN HOSPITAL RESOURCES, INC.

STATEMENTS OF OPERATIONS

For the Year Ended

December 31,

_______________________

2003

2002

___________

___________

REVENUE

$

-

$

-

___________

___________

EXPENSES:

General and administrative

523,876

1,063,337

Costs of unsuccessful NIPSI acquisition

12,006

5,957

Costs of unsuccessful RXS acquisition

40,000

-

___________

___________

Total Expenses

575,882

1,069,294

___________

___________

LOSS BEFORE OTHER EXPENSE

(575,882)

(1,069,294)

___________

___________

OTHER EXPENSE:

Interest expense

(51,285)

(1,122)

___________

___________

LOSS BEFORE INCOME TAXES

(627,167)

(1,070,416)

CURRENT TAX EXPENSE

-

-

DEFERRED TAX EXPENSE

-

-

___________

___________

LOSS FROM CONTINUING OPERATIONS

(627,167)

(1,070,416)

___________

___________

DISCONTINUED OPERATIONS:

Loss from operations of discontinued hospital

  management consulting business (including gain on

  disposal of $39,524 and $0, respectively)

(93,588)

(176,894)

Income tax benefit

-

-

___________

___________

LOSS FROM DISCONTINUED OPERATIONS

(93,588)

(176,894)

___________

___________

NET LOSS

$

(720,755)

$

(1,247,310)

___________

___________

BENEFICIAL CONVERSION FEATURE OF

  PREFERRED STOCK EQUIVALENT TO A DIVIDEND

(324,775)

-

DIVIDEND REQUIREMENTS OF PREFERRED STOCK

(68,840)

-

___________

___________

NET LOSS AVAILABLE TO COMMON

  SHAREHOLDERS

$

(1,114,370)

$

(1,247,310)

___________

___________

LOSS PER COMMON SHARE:

Continuing operations

$

(.10)

$

(.07)

Discontinued operations

(.01)

(.01)

___________

___________

Net Loss Per Common Share

$

(.11)

$

(.08)

___________

___________

The accompanying notes are an integral part of these financial statements.

#

AMERICAN HOSPITAL RESOURCES, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

Class A Preferred Stock

Class C Preferred Stock

Common Stock

Additional

Retained

____________________

____________________

____________________

Paid-in

Earnings

  Shares

Amount

Shares

Amount

Shares

Amount

Capital

(Deficit)

_________

_________

_________

_________

_________

_______

_________

________

BALANCE, December 31, 2001

-

$

-

-

$

-

3,656,863

$

7,284,483

$

53,519

$(7,392,456)

Issued 500,000 shares of

  common stock to convert debt

  of $21,281, or $.04256 per

  share, February 2002

-

-

-

-

500,000

21,281

-

-

Issued 450,000 shares of

  common stock for services

  related to the acquisition of

  AHR Subsidiary valued at

  $5,000, or $.0111 per share,

  February 2002

-

-

-

-

450,000

5,000

-

-

Issued 125,000 shares of

  common stock for services

  related to the acquisition of

  AHR Subsidiary valued at

  $2,500, or $.02 per share,

  February 2002

-

-

-

-

125,000

2,500

-

-

Issued 11,000,000 shares of

  common stock to convert debt

  of $110,000, or $.01 per share,

  February 2002

-

-

-

-

11,000,000

110,000

-

-

Repurchased and cancelled

  3,198,736 shares of common

  stock for cash of $79,500, or

  $.02485 per share, February

  and March 2002

-

-

-

-

(3,198,736)

(79,500)

-

-

Granted 20,000 options to

  purchase common stock,

  March 2002

-

-

-

-

-

-

-

-

Issued 1,600,000 shares of

  common stock for services of

  $32,000, or $.02 per share,

  March 2002

-

-

-

-

1,600,000

32,000

-

-

Issued 2,000,000 shares of

  common stock for cash of

  $20,000, or $.01 per share,

  April 2002

-

-

-

-

2,000,000

20,000

-

-

Issued 500,000 shares of

  common stock to convert debt

  of $40,789, or $.081578 per

  share, May 2002

-

-

-

-

500,000

40,789

-

-

Issued 3,196,873 shares of

  common stock to acquire

  AHR Subsidiary, June 2002

-

-

-

-

3,196,873

31,969

-

-

Issued 584,000 shares of

  common stock for services of

  $146,000, or $.25 per share,

  August 2002

-

-

-

-

584,000

146,000

-

-

[Continued]

#

AMERICAN HOSPITAL RESOURCES, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

Class A Preferred Stock

Class C Preferred Stock

Common Stock

Additional

Retained

____________________

____________________

____________________

Paid-in

Earnings

  Shares

Amount

Shares

Amount

Shares

Amount

Capital

(Deficit)

_________

_________

_________

_________

_________

_______

_________

________

Issued 200,000 shares of

  common stock for cash of

  $50,000, or $.25 per share,

  net of offering costs of $5,000,

  October 2002

-

-

-

-

200,000

45,000

-

-

Granted 2,000,000 options to

  purchase common stock,

  November 2002

-

-

-

-

-

-

882,400

-

Granted 300,000 warrants to

  purchase common stock,

  December 2002

-

-

-

-

-

-

19,577

-

Issued 2,600,000 shares of

  Class A preferred stock in

  exchange for 13,000,000

  shares of common stock,

  December 2002

2,600,000

3,900,000

-

-

(13,000,000)

(3,900,000)

-

-

Net loss for year ended

  December 31, 2002

-

-

-

-

-

-

-

(1,247,310)

_________

_________

_________

_________

_________

_________

_______

_________

BALANCE, December 31, 2002

2,600,000

3,900,000

-

-

7,614,000

3,759,522

955,496

(8,639,766)

Issued 40,000 shares of common

  stock for cash of $10,000, or

  $.25 per share, net of offering

  costs of $400, February 2003

-

-

-

-

40,000

9,600

-

-

Issued 550,000 shares of

  common stock for services of

  $121,000, or $.22 per share,

  April 2003

-

-

-

-

550,000

121,000

-

-

Issued 383,000 shares of Class A

  preferred stock for cash of

  $71,500 and services of

  $120,000, or $.50 per share, net

  of offering costs of $65, issued

  with a beneficial conversion

  feature of $314,900, April and

  May 2003

383,000

506,335

-

-

-

-

-

-

Issued 20,000 shares of common

  stock for services of $10,000, or

  $.50 per share, May 2003

-

-

-

-

20,000

10,000

-

-

Issued 2,525,050 shares of

  common stock to convert

  505,010 shares of Class A

  preferred stock, May 2003

(505,010)

(740,454)

-

-

2,525,050

740,454

-

-

Issued 5,300 shares of Class A

  preferred stock for cash of

  $10,000, or approximately

  $1.8868 per share, net of

  offering costs of $62, issued

  with a beneficial conversion

  feature of $9,875, June 2003

5,300

19,813

-

-

-

-

-

-

[Continued]

#

AMERICAN HOSPITAL RESOURCES, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

Class A Preferred Stock

Class C Preferred Stock

Common Stock

Additional

Retained

____________________

____________________

____________________

Paid-in

Earnings

  Shares

Amount

Shares

Amount

Shares

Amount

Capital

(Deficit)

_________

_________

_________

_________

_________

_______

_________

________

Issued 8,800 shares of Class C

  preferred stock for cash of

  $44,000, or $5.00 per share, net

  of offering costs of $5,303, June

  and July 2003

-

-

8,800

38,697

-

-

-

-

Beneficial conversion feature on

  notes payable sold from August

  through December 2003

-

-

-

-

-

-

143,845

-

Issued 173,747 shares of Class C

  preferred stock for payment of

  liabilities totaling $868,735, or

  $5.00 per share, September 2003

-

-

173,747

868,735

-

-

-

-

Issued 1,200,000 shares of

  common stock for payment of

  liabilities of $290,000, or

  approximately $.2417 per share,

  October 2003

-

-

-

-

1,200,000

290,000

-

-

Issued 2,537,150 shares of

  common stock to convert

  353,750 shares of Class A

  preferred stock and to convert

  153,680 shares of Class C

  preferred stock, October 2003

(353,750)

(525,035)

(153,680)

(763,936)

2,537,150

1,288,971

-

-

Repurchased and cancelled

  2,131,249 shares of common

  stock for $85,250, or $.04 per

  share, December 2003

-

-

-

-

(2,131,249)

(85,250)

-

-

Cancelled 1,065,624 shares of

  common stock due to court

  order, December 2003

-

-

-

-

(1,065,624)

-

-

-

Granted 200,000 warrants to

  purchase common stock,

  December 2003

-

-

-

-

-

-

4,000

-

Net loss for year ended

  December 31, 2003

-

-

-

-

-

-

-

(720,755)

Beneficial conversion feature of

  preferred stock equivalent to a

  dividend

-

-

-

-

-

-

-

(324,775)

Dividend requirements of

  preferred stock

-

-

-

-

-

-

-

(68,840)

_________

_________

_________

_________

_________

_________

_______

_________

BALANCE, December 31, 2003

2,129,540

$

3,160,659

28,867

$

143,496

11,289,327

$

6,134,297

$1,103,341

$(9,754,136)

_________

_________

_________

_________

_________

_________

_______

_

________

The accompanying notes are an integral part of this financial statement.

#

AMERICAN HOSPITAL RESOURCES, INC.

STATEMENTS OF CASH FLOWS

For the Year Ended

December 31,

_______________________

2003

2002

___________

___________

Cash Flows from Operating Activities:

Net loss

$

(720,755)

$

(1,247,310)

Adjustments to reconcile net loss to net cash used

  by operating activities:

Amortization of deferred loan costs

4,485

-

Amortization of discounts on notes payable

43,045

-

Bad debt expense

-

102,300

Depreciation

295

205

Non-cash services for common stock

251,000

116,000

Non-cash services for common stock options

-

882,400

Non-cash services for common stock warrants

4,000

19,577

Non-cash gain on disposal of discontinued operations

(15,842)

-

Changes in assets and liabilities:

Decrease in accounts receivable

-

109,440

(Increase) decrease in prepaid expense

30,075

(75)

Increase in accounts payable

66,518

18,856

Increase in accrued expenses

64,722

54,546

Increase in accrued interest

3,755

-

Increase (decrease) in related party payable

-

(7,165)

___________

___________

Net Cash Provided (Used) by Operating Activities

(268,702)

48,774

___________

___________

Cash Flows from Investing Activities:

Payments for purchased accounts receivable

-

(94,500)

Proceeds received on advance to NIPSI

15,000

35,000

Payments for advance to NIPSI

-

(50,000)

Proceeds received on note receivable

-

30,000

Payments for property and equipment

(1,414)

(772)

Acquisition of AHR Subsidiary

-

(72,303)

___________

___________

Net Cash Provided (Used) by Investing Activities

13,586

(152,575)

___________

___________

Cash Flows from Financing Activities:

Payments of deferred loan costs

(14,988)

-

Proceeds from notes payable

-

120,000

Proceeds allocated to beneficial conversion feature

  of notes payable

143,845

-

Payments of stock offering costs

(16,015)

-

Proceeds from sale of Class A preferred stock

81,500

-

Proceeds from sale of Class C preferred stock

44,000

-

Proceeds from sale of common stock

10,000

70,000

Payments to repurchase common stock

-

(79,500)

___________

___________

Net Cash Provided by Financing Activities

248,342

110,500

___________

___________

[Continued]

#

AMERICAN HOSPITAL RESOURCES, INC.

STATEMENTS OF CASH FLOWS

[Continued]

For the Year Ended

December 31,

_______________________

2003

2002

___________

___________

Net Increase (Decrease) in Cash

(6,774)

6,699

Cash at Beginning of the Year

6,779

80

___________

___________

Cash at End of the Year

$

5

$

6,779

___________

___________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

Interest

$

-

$

-

Income taxes

$

-

$

-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year December 31, 2003:

The Company amortized $43,045 of discounts on notes payable and $4,485 of deferred loan costs as interest expense.

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

In May 2003, shareholders of the Company converted 505,010 shares of Class A preferred stock into 2,525,050 shares of common stock.

From August through December 2003, the Company sold convertible notes payable totaling $143,845 and recorded discounts totaling $143,845 for the beneficial conversion feature of the notes.

In September 2003, the Company issued 173,747 shares of Class C preferred stock to a third party in exchange for payment of liabilities totaling $868,735 which were owed to shareholders of the Company.

In October 2003, the Company issued 1,200,000 shares of common stock in payment of a liability of $290,000.

In December 2003, shareholders of the Company converted 353,750 shares of Class A preferred stock and 153,680 shares of Class C preferred stock into 2,537,150 shares of common stock.

In December 2003, the Company repurchased 2,131,249 shares of common stock at $.04 per share.  At December 31, 2003, the Company had recorded a liability of $85,250 for the stock repurchase because the former shareholders had not yet received payment.

[Continued]

#

AMERICAN HOSPITAL RESOURCES, INC.

STATEMENTS OF CASH FLOWS

[Continued]

In December 2003, the Company cancelled 1,065,624 shares of common stock due to a court order.

In December 2003, the Company disposed of its discontinued hospital management consulting business including all of the assets and liabilities of the Company’s former AHR Subsidiary.

In December 2003, the Company granted 200,000 warrants to purchase common stock as payment of $4,000 of director services.

The Company recorded dividends payable on its preferred stock of $68,840 of which none has been paid.

For the year December 31, 2002:

In February 2002, the Company issued 675,000 shares of common stock as payment of $7,500 of services related to the acquisition of AHR Subsidiary.

In February and May 2002, the Company issued 11,500,000 shares of common stock to acquire a $30,000 note receivable and to repay $100,000 of notes payable and $1,281 of accrued interest.

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

In December 2002, the Company issued 2,600,000 shares of Class A preferred stock in exchange for 13,000,000 shares of common stock which were then cancelled.

The accompanying notes are an integral part of these financial statements.

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - American Hospital Resources, Inc. (“the Company”) was organized under the laws of the State of Utah on May 9, 1972 as High-Line Investment & Development Company.  In 1977, the Company changed its name to Gayle Industries, Inc.  In 1978, the Company merged into Swing Bike.  In 1979, the Company changed its name to Horizon Energy Corporation.  In 1992, the Company changed its name to Millennium Entertainment Corp.  In 1993, the Company changed its name to New Horizon Education, Inc.  In 1993, the Company also organized a wholly owned subsidiary with the sole purpose of merging with Ruff Network Marketing, Inc.  In 1997, the Company sold its wholly owned subsidiary to Phoenix Ink, LLC.  On June 17, 2002, the Company changed its name to American Hospital Resources, Inc.  The Company plans to retail medications as a closed-door pharmacy.  The Company plans to acquire businesses already operating as closed-door pharmacies.  The Company has, at the present time, not paid any cash dividends on its common stock and any dividends that may be paid in the future on its common stock will depend upon the financial requirements of the Company and other relevant factors.

American Hospital Resources, Inc. (“AHR Subsidiary”) was organized under the laws of the State of Delaware on August 27, 1999 as Frozen Enterprises, Inc.  In February 2002, AHR Subsidiary changed its name to American Hospital Resources, Inc.  AHR Subsidiary provided hospital management consulting.  On June 17, 2002, the Company issued 3,196,873 shares of its common stock to acquire AHR Subsidiary.  In December 2003, the Company’s Board of Directors determined that the Company had not realized the expected benefits from the acquisition of AHR Subsidiary and determined to seek to dispose of AHR Subsidiary.  Accordingly, the Company repurchased 2,131,249 shares of common stock for $85,250 and obtained a court order to cancel the remaining 1,065,624 shares previously issued to acquire AHR Subsidiary [See Note 14].  AHR Subsidiary discontinued its operations and has been dissolved by the State of Delaware.  The financial statements reflect the operations of AHR Subsidiary from June 17, 2002 through December 22, 2003.  All operations of AHR Subsidiary have been reclassified to discontinued operations.

Consolidation - The financial statements include the accounts of the Company and the accounts of the Company’s formerly wholly owned AHR Subsidiary for the period from June 17, 2002 through December 22, 2003.  All significant intercompany transactions were eliminated in consolidation.

Discontinued Operations - The Company has adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

#

AMERICAN HOSPITAL RESOURCES, INC.

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

Property and Equipment - Property and equipment are stated at cost.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets of five to ten years.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its property and equipment for impairment.  Depreciation expense for the years ended December 31, 2003 and 2002 was $295 and $205, respectively.

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.”  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.  The Company had capitalized a total of $2,955 of website costs which were written off in the disposal of AHR Subsidiary.  The Company did not incur any planning costs and did not record any research and development costs for the years ended December 31, 2003 and 2002.

Intangible Assets - The Company accounts for its intangible assets in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 establishes three classifications for intangible assets including definite-life intangible assets, indefinite-life intangible assets and goodwill and requires different accounting treatment and disclosures for each classification.  In accordance with SFAS No. 142, the Company periodically reviews its intangible assets for impairment.

Stock Offering Costs - Costs related to proposed stock offerings are deferred and will be offset against the proceeds of the offering.  In the event a stock offering is unsuccessful, the costs related to the offering are written off to expense.

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Revenue Recognition - The Company plans to generate revenue from the retail sale of medications as a closed-door pharmacy.  Revenue from pharmacy sales will be recognized upon shipment of the product.  All sales are expected to be final when shipment is made.  AHR Subsidiary generated revenue from hospital management consulting.  Revenue from consulting and managing hospitals was recognized over the term of the underlying agreement.  A portion of the consulting services was subcontracted out by the Company to third party vendors.  These direct costs were recorded by the Company as general and administrative expenses.  Revenue from facilitating the sale of hospital property was recorded when property was sold.  AHR Subsidiary had purchased the right to receive a portion of the revenues from a consulting and asset sale agreement.  Revenue derived from the purchased contract rights was recorded as received on a net basis.  On a net basis, only the share of revenue belonging to AHR Subsidiary was recorded as revenue.

Stock-Based Compensation - The Company has two stock-based employee compensation plans [See Note 9].  The Company accounts for its plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to the Company’s stock-based employee compensation.

For the Year Ended

December 31,

_______________________

2003

2002

___________

___________

Net loss, as reported

$

(720,755)

$

(1,247,310)

Add: Stock-based employee compensation

  expense included in reported net loss

4,000

13,750

Deduct: Total stock-based employee

  compensation expense determined under

  fair value based method

(53,380)

(64,490)

___________

___________

Pro forma net loss

$

(770,135)

$

(1,298,050)

___________

___________

Loss per common share, as reported

$

(.11)

$

(.08)

Loss per common share, pro forma

$

(.11)

$

(.08)

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” [See Note 10].

Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 13].

#

AMERICAN HOSPITAL RESOURCES, INC.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 147, “Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, were recently issued.  SFAS No. 146, 147 and 149 have no current applicability to the Company or their effect on the financial statements would not have been significant.  The Company has adopted SFAS No. 148 and 150 and has applied them to the financial statements for the years ended December 31, 2003 and 2002.

Reclassification - The financial statements for periods prior to December 31, 2003 have been reclassified to conform to the headings and classifications used in the December 31, 2003 financial statements.

NOTE 2 - ACQUISITION AND CANCELLATION OF ACQUISITION OF RX SOLUTIONS, INC.

On May 8, 2003, the Company signed a Stock Purchase Agreement with RX Solutions, Inc. (“RXS”).  The agreement provided for the Company to issue 720,000 shares of Class B Preferred Stock and to sign $900,000 of notes payable to the shareholders of RXS for 100% of the outstanding shares of RXS’s common stock.  As part of the agreement, the Company entered into a three-year Employment Agreement with the shareholders of RXS.  In July 2003, the Company defaulted on the notes payable and employment agreement underlying the acquisition.  In August 2003, the Company entered into an agreement to extend the maturity of a $300,000 90-day non-interest-bearing note payable to September 29, 2003.  The extension required the Company to pay $40,000 in August and September 2003 in lieu of the interest and salary payments required by the Stock Purchase Agreement.  In September 2003, the Company renegotiated the notes payable underlying the acquisition so that the Company would pay $25,000 by October 31, 2003 against the $300,000 90-day non-interest-bearing note payable and pay $200,000 by November 29, 2003 as payment in full of a $294,000 five-year 7% note payable, a $306,000 five-year 7% note payable and related accrued interest.  In November 2003, the Company defaulted on the notes payable underlying the acquisition and the owners of RXS called for the acquisition to be cancelled.  The financial statements reflect the acquisition as having never closed and any expenses associated with the cancelled acquisition have been classified as a cost of the unsuccessful RXS acquisition.

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - ACQUISITION AND VOIDING OF ACQUISITION OF NIPSI

On December 13, 2002, Parent signed an asset purchase agreement with NIPSI Healthcare of Houston Limited Partnership (“NIPSI”) and NIPSI of Houston, Inc. (“NIPSI General Partner”).  The agreement provided for the Company to assume certain liabilities of NIPSI and to sign an unsecured 18-month $150,000 note payable to NIPSI for most of the operating assets of NIPSI.  The agreement also included a non-compete covenant from NIPSI and NIPSI General Partner.  The acquisition closed December 16, 2002; however, in April 2003, the court entered a default judgment against NIPSI [See Note 14].  The court found that NIPSI had fraudulently transferred assets to the Company to avoid the claims of AmeriSource.  The court voided and nullified the transfer of assets from NIPSI to the Company and ordered NIPSI to pay $551,264 to AmeriSource.  As a result of these proceedings, the asset purchase agreement between the Company, NIPSI and NIPSI General Partner was voided and the Company was released as a defendant.  Also, NIPSI General Partner sent a demand letter to the Company to rescind the asset purchase agreement and claiming damages of $120,000 against the Company [See Note 14].  The financial statements reflect the acquisition as having been voided or rescinded and any expenses associated with the voided acquisition have been classified as costs of the unsuccessful NIPSI acquisition.

NOTE 4 - ACQUISITION OF AMERICAN HOSPITAL RESOURCES, INC.

On April 3, 2002, the Company signed an agreement and plan of reorganization with Phase One, LLC and AHR Subsidiary.  The agreement provided for the Company to issue 3,196,873 shares of its common stock for all 1,500 shares of AHR Subsidiary’s common stock.  In connection with the proposed agreement, the Company previously issued a total of 13,000,000 shares of its common stock to Phase One, LLC for $130,000 in financing.  The agreement called for former shareholders of AHR Subsidiary to receive up to 12,870,000 shares of the common stock issued to Phase One, LLC based on the performance of the Company.  In connection with the agreement, the Company amended its articles of incorporation to authorize 10,000,000 shares of preferred stock and to change its name to American Hospital Resources, Inc.  Also in connection with the agreement, the Company and AHR Subsidiary entered into three-year consulting agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. [See Note 14].  As a result of the acquisition, the former officers and directors of the Company resigned and new officers and directors were appointed.  The acquisition closed June 17, 2002 and has been accounted for as a purchase of AHR Subsidiary.  The Company recorded goodwill of $60,321 as a result of the acquisition.

On December 31, 2002, the agreement and plan of reorganization was amended to exchange the 13,000,000 shares of the Company’s common stock that had been issued to Phase One, LLC for 2,600,000 shares of the Company’s Class A preferred stock.  The transaction was valued at the market value of the common stock of $3,900,000.

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - DISCONTINUED OPERATIONS

On December 22, 2003, the Company discontinued its hospital management consulting business.  The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  At December 31, 2003, the Company has no assets or liabilities associated with its discontinued hospital management consulting business.  The Company effected the disposal of its discontinued operations by repurchasing 2,131,249 shares of common stock for $85,250 and obtained a court order to cancel the remaining 1,065,624 shares previously issued to acquire AHR Subsidiary.

The following is a summary of the results of operations of the Company’s discontinued hospital management consulting business:

For the Year Ended

December 31,

_______________________

2003

2002

___________

___________

Revenue

$

-

$

52,700

General and administrative

 (133,112)

(229,594)

Gain on disposal

39,524

-

___________

___________

Net loss

$

(93,588)

$

(176,894)

___________

___________

NOTE 6 - GOODWILL

The Company has no indefinite-life or definite-life intangible assets.  The following is a summary of the transactions affecting the Company’s goodwill.

For the Year Ended

December 31,

_______________________

2003

2002

___________

___________

Goodwill at beginning of period

$

60,321

$

-

Goodwill from the acquisition

  of AHR Subsidiary

-

60,321

Goodwill eliminated in the

  disposal of AHR Subsidiary

(60,321)

-

___________

___________

Goodwill at end of period

$

-

$

60,321

___________

___________

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Company has the following one-year 10% convertible notes payable to a corporation at:

December 31,

2003

_____________

$10,000 note payable maturing in August 2004 convertible into common stock at $.29 per share secured by 100,000 shares of the

Company’s common stock, net of discount of $5,832

$

4,168

$20,000 note payable maturing in September 2004 convertible into common stock at $.265 per share secured by 200,000 shares of the

Company’s common stock, net of discount of $13,333

6,667

$10,000 note payable maturing in September 2004 convertible into common stock at $.38 per share secured by 100,000 shares of the

Company’s common stock, net of discount of $6,667

3,333

$24,000 note payable maturing in September 2004 convertible into common stock at $.36 per share secured by 250,000 shares of the

Company’s common stock, net of discount of $16,000

8,000

$10,000 note payable maturing in September 2004 convertible into common stock at $.37 per share secured by 100,000 shares of the

Company’s common stock, net of discount of $6,667

3,333

$11,000 note payable maturing in September 2004 convertible into common stock at $.485 per share secured by 150,000 shares of the

Company’s common stock, net of discount of $7,333

3,667

$21,345 note payable maturing in October 2004 convertible into common stock at $.435 per share secured by 213,345 shares of the

Company’s common stock, net of discount of $16,009

5,336

$10,000 note payable maturing in October 2004 convertible into common stock at $.42 per share secured by 100,000 shares of the

Company’s common stock, net of discount of $7,500

2,500

$10,000 note payable maturing in October 2004 convertible into common stock at $.45 per share secured by 100,000 shares of the

Company’s common stock, net of discount of $7,500

2,500

$10,000 note payable maturing in October 2004 convertible into common stock at $.40 per share secured by 100,000 shares of the

Company’s common stock, net of discount of $7,500

2,500

$5,000 note payable maturing in November 2004 convertible into common stock at $.375 per share secured by 100,000 shares of the

Company’s common stock, net of discount of $4,167

833

$2,500 note payable maturing in December 2004 convertible into common stock at $.18 per share secured by 100,000 shares of the

Company’s common stock, net of discount of $2,292

208

_____________

43,045

Less current portion

(43,045)

_____________

$

-

_____________

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE [Continued]

From August through December 2003, the Company sold convertible notes payable totaling $143,845 and recorded discounts totaling $143,845 due to the beneficial conversion feature of the notes.  The discounts are being amortized over the term of the respective note.  Through December 31, 2003, the Company had amortized $43,045 of the discounts on notes payable as interest expense.

The Company has paid a total of $14,988 to consultants for negotiating the notes payable.  These costs have been deferred and are being amortized over the lives of the respective notes.  Through December 31, 2003, the Company had amortized $4,485 of the deferred loan costs as interest expense.

For the years ended December 31, 2003 and 2002, interest expense on notes payable amounted to $8,240 and $1,122, respectively.

NOTE 8 - PREFERRED STOCK

The Company has authorized 10,000,000 shares of preferred stock, no par value, with such rights, preferences and designations and to be issued in such classes and series as determined by the Company’s Board of Directors.  In December 2002, the Company’s Board of Directors designated 5,000,000 shares as Class A and 5,000,000 shares as Class B.  In June 2003, the Company’s Board of Directors modified the preferred stock distributions to designate 2,600,000 shares as Class A, 5,000,000 shares as Class B and 1,200,000 as Class C.  The Class C preferred stock dividends rank senior to the Class A and B preferred stock dividends in liquidation preference and the Class B preferred stock dividends rank senior to the Class A preferred stock dividends in liquidation preference.  In liquidation, Class A, B and C preferred stock have no preferential rights to any distributions other than payment of accrued dividends.

Class A Preferred Stock - Class A preferred stock is only available to the Company’s management, directors and existing shareholders.  Each share of Class A preferred stock has the voting rights of five shares of common stock and is convertible at the shareholder’s option into five shares of common stock.  If shares of the Class A preferred stock are required to be converted as part of a sale or merger of the Company, then each share of Class A preferred stock was convertible into 5.5 shares of common stock.  Each share of Class A preferred stock was entitled to receive a $.0575 annual dividend payable monthly.  The total annual dividend for all shares of Class A preferred stock was limited to 50% of the Company’s earnings before interest, taxes, depreciation and amortization for the year and the monthly payments were adjusted accordingly.  For the six months ended June 30, 2003, the Company had negative earnings before interest, taxes, depreciation and amortization; therefore, no dividends were due on the Class A preferred stock through June 30, 2003.  In June 2003, the Company’s Board of Directors modified the mandatory conversion and dividend provisions of the Class A preferred stock.  Effective July 1, 2003, if there is a merger, reorganization, recapitalization or similar event in which the Company is not the surviving entity, then each share of Class A preferred stock will be converted into 5.5 shares of common stock.  Effective July 1, 2003, each share of Class A preferred stock is entitled to receive a cumulative $.0575 annual dividend payable monthly with no limitation based on earnings.  Through December 31, 2003, the Company has recorded $61,224 in dividends payable on Class A preferred stock.

In October 2003, shareholders of the Company converted 353,750 shares of Class A preferred stock into 1,768,750 shares of common stock.

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - PREFERRED STOCK [Continued]

In June 2003, the Company issued 5,300 shares of its previously authorized but unissued Class A preferred stock for cash of $10,000, or approximately $1.887 per share.  Due to the beneficial conversion feature of the shares, the Company recorded a dividend of $9,875 upon the issuance of the shares.  Stock offering costs of $62 were netted against the proceeds.

In May 2003, shareholders of the Company converted 505,010 shares of Class A preferred stock into 2,525,050 shares of common stock.

In April and May 2003, the Company issued 383,000 shares of its previously authorized but unissued Class A preferred stock for cash of $71,500 and services valued at $120,000, or $.50 per share.  Due to the beneficial conversion feature of the shares, the Company recorded a dividend of $314,900 upon the issuance of the shares.  Stock offering costs of $65 were netted against the proceeds.

In December 2002, the Company issued 2,600,000 shares of its previously authorized but unissued Class A preferred stock in exchange for 13,000,000 shares of the Company’s common stock which were then cancelled.  The transaction was valued at the market value of the common stock of $3,900,000.

Class B Preferred Stock - Class B preferred stock is only available to parties who sell a business to the Company.  Each share of Class B preferred stock has no voting rights and is convertible into five shares of common stock.  Each share of Class B preferred stock is entitled to receive a cumulative 6% annual dividend payable quarterly based on the purchase price paid to the Company or the consideration received by the Company.  Class B preferred stock may not be transferred without the express written consent of the Company.  At December 31, 2003, no shares of Class B preferred stock had been issued.

Class C Preferred Stock - Each share of Class C preferred stock has no voting rights and is entitled to receive a cumulative $.475 annual dividend payable quarterly.  Each share of Class C preferred stock is convertible at the shareholder’s option into five shares of common stock after a two-year waiting period following issuance.  If there is a merger, reorganization, recapitalization or similar event in which the Company is not the surviving entity, then each share of Class C preferred stock will be converted into five shares of common stock.  Class C preferred stock may not be transferred without the express written consent of the Company.  Through December 31, 2003, the Company has recorded $7,616 in dividends payable on Class C preferred stock.

In October 2003, shareholders of the Company converted 153,680 shares of Class C preferred stock into 768,400 shares of common stock.

In September 2003, the Company issued 173,747 shares of its previously authorized but unissued Class C preferred stock to a third party in exchange for payment of liabilities totaling $868,735 which were then owed to shareholders of the Company, or $5.00 per share.

In June and July 2003, the Company sold 8,800 shares of its previously authorized but unissued Class C preferred stock for cash of 44,000, or $5.00 per share.  Stock offering costs of $5,303 were netted against the proceeds.

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - PREFERRED STOCK [Continued]

Class D1 Preferred Stock Dividend - The Company had planned to issued Class D1 preferred stock as a dividend to shareholders of record on July 15, 2003 in relation to the proposed acquisition of RXS.  However, due to the cancellation of the acquisition of RXS, the stock dividend was cancelled.  The Company has never designated any shares of preferred stock as Class D1.

NOTE 9 - COMMON STOCK, OPTIONS AND WARRANTS

Common Stock - The Company has authorized 100,000,000 shares of common stock with no par value.  In December 2003, the Company cancelled 1,065,624 shares of its common stock due to a court order.

In December 2003, the Company repurchased and cancelled 2,131,249 shares of the Company’s issued and outstanding common stock for $85,250, or $.04 per share.

In October 2003, the Company issued 2,537,150 shares of its previously authorized but unissued common stock upon the conversion of 353,750 shares of Class A preferred stock and 153,680 shares of Class C preferred stock.

In October 2003, the Company issued 1,200,000 shares of common stock to pay a liability of $290,000, or approximately $.2417 per share.

In May 2003, the Company issued 2,525,050 shares of its previously authorized but unissued common stock upon the conversion of 505,010 shares of Class A preferred stock.

In May 2003, the Company issued 20,000 shares of its previously authorized but unissued common stock for services rendered valued at $10,000, or $.50 per share.

In April 2003, the Company issued 550,000 shares of its previously authorized but unissued common stock for services rendered valued at $121,000, or $.22 per share.

In February 2003, the Company issued 40,000 shares of its previously authorized but unissued common stock for cash of $10,000, or $.25 per share.  Stock offering costs of $400 were netted against the proceeds.

In December 2002, the Company repurchased and cancelled 13,000,000 shares of the Company’s issued and outstanding common stock for 2,600,000 shares of Class A preferred stock.

In October 2002, the Company issued 200,000 shares of its previously authorized but unissued common stock for cash of $50,000, or $.25 per share.  Stock offering costs of $5,000 were netted against the proceeds.

In August 2002, the Company issued 584,000 shares of its previously authorized but unissued common stock for services valued at $146,000, or $.25 per share.

In June 2002, in connection with an agreement and plan of reorganization, the Company issued 3,196,873 shares of its previously authorized but unissued common stock to acquire AHR Subsidiary [See Note 4].

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - COMMON STOCK, OPTIONS AND WARRANTS [Continued]

In May 2002, the Company issued 500,000 shares of its previously authorized but unissued common stock to convert a $40,000 note payable and its accrued interest of $789, or $.081578 per share.

In April 2002, the Company issued 2,000,000 shares of its previously authorized but unissued common stock to Phase One, LLC for cash of $20,000, or $.01 per share.

In March 2002, the Company issued 1,600,000 shares of its previously authorized but unissued common stock as payment of $10,000 of accounts payable and $22,000 of related party payable, or $.02 per share.

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

In February 2002, the Company issued 11,000,000 shares of its previously authorized but unissued common stock to Phase One, LLC for a $30,000 note receivable and to convert $80,000 of notes payable.  Total consideration amounted to $110,000, or $.01 per share.  This issuance resulted in a change in control of the Company.

In February 2002, the Company issued 125,000 shares of its previously authorized but unissued common stock for services rendered related to the acquisition of AHR Subsidiary valued at $2,500, or $.02 per share.

In February 2002, the Company issued 450,000 shares of its previously authorized but unissued common stock for services rendered related to the acquisition of AHR Subsidiary valued at $5,000, or $.01 per share.

In February 2002, the Company issued 500,000 shares of its previously authorized but unissued common stock to convert a $20,000 note payable and its accrued interest of $1,281, or $.04256 per share.

Proposed Stock Offering - The Company is proposing to sell up to $10,000,000 of its previously authorized but unissued common stock through an Equity Line of Credit Agreement.  At December 31, 2003, no shares had been sold.  However, the Company has recorded $1,069,609 in deferred stock offering costs which will be offset against the proceeds of the offering.  In the event that the offering is unsuccessful or cancelled, the deferred stock offering costs will be written off to expense [See Note 14].

Stock Options - In November 2002, the Company granted 2,000,000 options to purchase common stock at $.50 per share for services rendered valued at $882,400.  The options vested immediately and are exercisable for three years.  At December 31, 2003, none of these options had been exercised, forfeited or cancelled.

In March 2002, the Company granted 20,000 options to purchase common stock at $.05 per share to attract new directors to Company.  The options vested immediately and are exercisable for two years.  At December 31, 2003, none of these options had been exercised, forfeited or cancelled.

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - COMMON STOCK, OPTIONS AND WARRANTS [Continued]

A summary of the status of the options is presented below.

For the Year Ended December 31,

__________________________________

2003

2002

________________

________________

Weighted

Weighted

Average

Average

Exercise

Exercise

Shares

Price

Shares

Price

_______

_______

_______

_______

Outstanding at beginning of period

2,020,000

$

.50

-

$

-

Granted

-

-

2,020,000

.50

Exercised

-

-

-

-

Forfeited

-

-

-

-

Expired

-

-

-

-

_______

_______

_______

_______

Outstanding at end of period

2,020,000

$

.50

2,020,000

$

.50

_______

_______

_______

_______

Weighted average fair value of options

  granted during the period

-

$

-

2,020,000

$

.44

_______

_______

_______

_______

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

A summary of the status of the options outstanding at December 31, 2003 is presented below:

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

______________

$

.05

20,000

0.2 years

$

.05

20,000

$

.05

$

.50

2,000,000

1.8 years

$

.50

2,000,000

$

.50

___________

___________

______________

______________

_________

______________

Incentive Stock Bonus Plan - On December 31, 2002, the Company’s Board of Directors adopted the Incentive Stock Bonus Plan (“the Plan”).  The Plan provides for the granting of 5-year warrants to purchase shares of common stock to directors, senior management and certain key employees.  Awards under the Plan will be granted as determined by the Company’s Board of Directors.

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - COMMON STOCK, OPTIONS AND WARRANTS [Continued]

In December 2003, the Company’s Board of Directors authorized the 2004 Stock Bonus Pool which consists of 1,000,000 warrants to purchase common stock at $.25 per share.  Further, the Company granted 200,000 warrants to purchase common stock from the 2004 Stock Bonus Pool to directors for services rendered valued at $4,000.  The warrants vested immediately and are exercisable at $.25 per share for five years.  At December 31, 2003, none of these warrants had been exercised, forfeited or cancelled.

In December 2002, the Company’s Board of Directors authorized the 2003 Stock Bonus Pool which consisted of 1,000,000 warrants to purchase common stock at $.25 per share.  Further, the Company granted 300,000 warrants to purchase common stock from the 2003 Stock Bonus Pool to directors and NIPSI personnel for services rendered valued at $19,577.  The warrants vested immediately and are exercisable at $.25 per share for five years.  In 2004, the Company obtained a court order to cancel 75,000 of the warrants [See Note 14].  At December 31, 2003, none of the remaining 225,000 warrants had been exercised, forfeited or cancelled.

A summary of the status of the warrants granted under the Company’s Incentive Stock Bonus Plan is presented below.

For the Year Ended December 31,

__________________________________

2003

2002

________________

________________

Weighted

Weighted

Average

Average

Exercise

Exercise

Shares

Price

Shares

Price

_______

_______

_______

_______

Outstanding at beginning of period

300,000

$

.25

-

$

-

Granted

200,000

$

.25

300,000

$

.25

Exercised

-

$

-

-

$

-

Forfeited

75,000

$

.25

-

$

-

Expired

-

$

-

-

$

-

_______

_______

_______

_______

Outstanding at end of period

425,000

$

.25

300,000

$

.25

_______

_______

_______

_______

Weighted average fair value of warrants

  granted during the period

200,000

$

.27

300,000

$

.23

_______

_______

_______

_______

The fair value of each warrant granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions used for the grants on December 31, 2003: risk-free interest rate of 3.25%, expected dividend yield of zero, expected lives of 5 years and expected volatility of 222%.  The following assumptions were used for grants on December 31, 2002: risk-free rate of 2.78%, expected dividend yield of zero, expected lives of 5 years and expected volatility of 100%.

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - COMMON STOCK, OPTIONS AND WARRANTS [Continued]

A summary of the status of the warrants outstanding under the Company’s Incentive Stock Bonus Plan at December 31, 2003 is presented below:

Options Outstanding

Options Exercisable

___________________________________________

_________________________

Range of

Weighted-Average

Weighted-Average

Weighted-Average

Exercise

Number

Remaining

Exercise

Number

Exercise

Prices

Outstanding

Contractual Life

Price

Exercisable

Price

___________

___________

______________

______________

_________

______________

$

.25

225,000

4.0 years

$

.25

225,000

$

.25

$

.25

200,000

5.0 years

$

.25

200,000

$

.25

___________

___________

______________

______________

_________

______________

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At December 31, 2003, the Company has available unused net operating and capital loss carryforwards of approximately $752,000 and 294,000, respectively, which may be applied against future taxable income and which expire in various years through 2023 and 2008, respectively.  If certain substantial changes in the Company’s ownership should occur, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

At December 31, 2003, the total of all deferred tax assets is approximately $417,000 and the total of all deferred tax liabilities is $0.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $417,000 and $205,000 at December 31, 2003 and 2002, respectively.  The change in the valuation allowance for the year ended December 31, 2003 is approximately $212,000.

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) at:

December 31,

2003

_____________

Net operating loss carryover

$

299,653

Capital loss carryover

117,253

_____________

Total deferred tax asset

$

416,906

_____________

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES [Continued]

The components of income tax expense from continuing operations consisted of the following for the year ended:

December 31,

December 31,

2003

2002

_____________

_____________

Current income tax expense:

Federal

$

-

$

-

State

-

-

_____________

_____________

Current tax expense

$

-

$

-

_____________

_____________

Deferred tax expense (benefit) arising from:

Excess of tax over financial

  accounting depreciation

$

126

$

(126)

Accrued compensation

43,794

(43,794)

Capital loss carryover

(104,308)

(12,945)

Allowance for bad debts

40,751

(40,751)

Net operating loss carryover

(192,253)

(70,672)

Valuation allowance

211,890

168,288

_____________

_____________

Net deferred tax expense

$

-

$

-

_____________

_____________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

The reconciliation of income tax expense from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows for the year ended:

December 31,

December 31,

2003

2002

_____________

_____________

Computed tax at the expected

  federal statutory rate

34.00%

34.00%

State income taxes, net of federal benefit

5.83

5.83

Compensation due to issue of options

0.00

(28.81)

Disposition of subsidiary

(8.07)

0.00

Other

(2.36)

2.47

Valuation allowance

(29.40)

(13.49)

_____________

_____________

Effective income tax rates

0.00%

0.00%

_____________

_____________

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred significant losses and has not yet been successful in establishing profitable operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its stock or through a possible business combination with another company.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 12 - RELATED PARTY TRANSACTIONS

Deposit from NIPSI - In January and February 2003, during the period that the Company operated the assets of NIPSI pursuant to an asset purchase agreement [See Notes 3 and 14], the Company received $70,000 from NIPSI as reimbursement of costs incurred as part of the unsuccessful NIPSI acquisition.  At December 31, 2003, the Company has completely used the deposit to offset expenses of the unsuccessful NIPSI acquisition.

Class A Preferred Stock for Common Stock - In December 2002, the Company issued 2,600,000 shares of Class A preferred stock to Phase One, LLC in exchange for 13,000,000 shares of common stock [See Notes 8 and 9].

Stock Issuances - In September 2003, the Company issued 173,747 shares of Class C preferred stock to a third party in exchange for payment of liabilities totaling $868,735 which were then owed to shareholders of the Company [See Notes 8 and 14].

In April 2003, the Company issued 240,000 shares of Class A preferred stock to shareholders of the Company for services valued at $120,000 [See Note 8].

In April 2002, the Company issued 2,000,000 shares of common stock to Phase One, LLC for cash of $20,000 [See Note 9].

In March 2002, the Company issued 1,100,000 shares of common stock to its former President as payment of $22,000 for services previously rendered [See Note 9].

In February 2002, the Company issued 11,000,000 shares of common stock to Phase One, LLC for a $30,000 note receivable and to convert $80,000 of notes payable [See Note 9].

Options - In March 2002, the Company granted 20,000 options to purchase common stock to attract new directors to the Company [See Note 9].

Warrants - In December 2003, the Company granted 200,000 warrants to purchase common stock to directors of the Company for services rendered valued at $4,000 [See Note 9].

In December 2002, the Company granted 275,000 warrants to purchase common stock to directors of the Company for services rendered valued at $13,750 [See Note 9].

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS [Continued]

Management Compensation - During the years ended December 31, 2003 and 2002, respectively, the Company expensed $93,750 and $67,500 as compensation to its former Chief Executive Officer.

In February 2002, the Company paid $1,500 to its former directors.

Office Space - Beginning October 1, 2002, the Company paid its former Chief Executive Officer $500 per month on a month-to-month basis for use of his office space.  The Company previously paid its former President $100 per month on an as-needed, month-to-month basis.  Total rents to the former Chief Executive Officer and former President amounted to $4,500 and $2,100 for the years ended December 31, 2003 and 2002, respectively.

Purchase and Sale Agreement - On September 15, 2002, the Company signed a Purchase and Sale Agreement with Gaelic Capital Group (“Gaelic”), an entity controlled by the former Chief Executive Officer.  The agreement called for the Company to pay $94,500 to Gaelic for the right to receive all of the receipts that were then owed to Gaelic as part of a February 11, 2002 agreement (“February Agreement”) between Gaelic and Parkview Community Hospital Medical Center (“Parkview”).  The Company had made advances totaling $94,500 in anticipation of the agreement.  Under the February Agreement, the Company would receive 6% of the sales price for the sale of the peripheral assets of Parkview.  In 2004, the Company obtained a court order to cancel the Purchase and Sale Agreement [See Note 14].

NOTE 13 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods:

For the Year Ended

December 31,

_______________________

2003

2002

___________

___________

Net loss from continuing operations available to common

  shareholders (numerator)

$

(1,020,782)

$

(1,247,310)

Net loss from discontinued operations (numerator)

(93,588)

-

___________

___________

Net loss available to common shareholders (numerator)

$

(1,114,370)

$

(1,247,310)

___________

___________

Weighted average number of common shares

outstanding used in loss per common share for the

period (denominator)

10,404,569

16,227,105

___________

___________

At December 31, 2003, the Company had 2,020,000 outstanding options, 425,000 outstanding warrants, notes payable convertible into 410,250 shares, 1,613,345 shares issuable as collateral on notes payable and preferred stock convertible into 10,792,035 shares of common stock which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive.  At December 31, 2002, the Company had 2,020,000 outstanding options, 300,000 outstanding warrants and preferred stock convertible into 13,000,000 shares of common stock which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted loss per share.

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Consulting Agreements - On April 1, 2002, the Company signed three-year consulting agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. (collectively “Consultants”).  The agreements call for the Company to pay $10,000 per month for consulting services.  In August 2002, the Company issued 480,000 shares of common stock to Consultants for services valued at $120,000 [See Note 9].  During the years ended December 31, 2003 and 2002, the services rendered by Consultants under these agreements amounted to $180,000 and $90,000, respectively.

On January 15, 2002, the Company entered into a six-month consulting agreement with Synergistic Connections, Inc. to assist the Company in selecting and negotiating the acquisition of potential merger candidates.  The Company paid $60,000 and issued stock valued at $12,500 to Synergistic Connections, Inc. as part of this agreement.

Equity Line of Credit Agreement - On November 4, 2002, the Company signed an Equity Line of Credit Agreement with Cornell Capital Partners, LP (“Cornell”).  The agreement calls for the Company to sell up to $10,000,000 of common stock to Cornell at 95% of the closing bid price for the five preceding trading days.  The agreement requires that the shares of common stock be registered with the Securities and Exchange Commission and that the shares be sold in intervals over a two-year period commencing after such registration is effective.  The agreement also states that, at the time of each stock sale transaction, the Company will pay $500 in legal fees and pay Cornell 7% of the proceeds received.  In 2003, the Company issued 1,200,000 shares of common stock as payment of a commitment fee of $290,000 and paid $10,000 in legal fees which are classified as deferred stock offering costs.  The Company also paid $757,000 to consultants who negotiated the agreement which are also classified as deferred stock offering costs [See Below].  At December 31, 2003, the Company had deferred stock offering costs totaling $1,069,609 consisting of $767,000 in consulting fees, a $290,000 commitment fee and $12,609 in legal fees.  At December 31, 2003, no shares had been sold under this agreement.

Financing Agreements - In March 2003, the Company retained Douglas A. Jackson to negotiate a 5-year $6,000,000 loan for the Company.  The Company agreed to pay $12,500 plus 5% of the proceeds received by the Company.  During the year ended December 31, 2003, the Company paid $12,500 for services rendered by Douglas A. Jackson under this agreement.

In February 2003, the Company retained Douglas A. Jackson to negotiate a line of credit for the Company.  The Company agreed to pay $5,000 plus 5% of the proceeds received by the Company.  During the year ended December 31, 2003, the Company paid $5,000 for services rendered by Douglas A. Jackson under this agreement.

Potential Stock Issuances - The Company has signed notes payable totaling $143,845 which call for the Company to issue 1,613,345 shares of common stock as collateral; however, none of the shares have been issued.

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES [Continued]

Finder Agreements - On April 1, 2002, the Company signed three-year finder agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. (collectively “Consultants”).  The agreements call for the Company to pay finders’ fees of 10% of the first $3,000,000, 8% of the next $3,000,000, 6% of the next $3,000,000, and 4% of any additional funding provided through the efforts of Consultants.  In October 2002, the Company sold 200,000 shares of common stock for cash of $50,000 which was negotiated by Consultants and the Company recorded stock offering costs of $5,000 which were offset against the proceeds [See Note 9].  In December 2002, the Company signed a $10,000,000 Equity Line of Credit Agreement which was negotiated by Consultants and the Company recorded stock offering costs of $757,000 which are classified as deferred stock offering costs [See above].  In February 2003, the Company sold 40,000 shares of common stock for cash of $10,000 which was negotiated by Consultants and the Company recorded stock offering costs of $400 which were offset against the proceeds [See Note 9].  From August through December 2003, the Company signed notes payable with proceeds totaling $143,845 which were negotiated by Consultants and the Company recorded loan costs totaling $14,988 which have been deferred and are being amortized over the lives of the related notes.

Judgment and Share Cancellation - In February 2004, a shareholder of the Company filed a written stipulation for final judgment in which the shareholder sought to have certificates representing the following shares cancelled for lack of consideration: 6,250,000 shares of common stock for an anticipated financing agreement, 600,000 shares of Class B preferred stock for the proposed acquisition of RXS, 1,000,000 shares of common stock for the proposed acquisition of Coastalmed and 671,824 shares of common stock and 78,760 shares of Class A preferred stock which were issued in the acquisition of AHR Subsidiary.  The shareholder also sought to cancel the Purchase and Sale Agreement with Gaelic and to cancel 75,000 warrants to purchase common stock which had been issued to the Company’s former Chief Executive Officer.  In February 2004, the court entered a judgment against the Company and ordered that the Company cancel all the shares, the agreement and all the warrants listed in the filing [See Note 15].  As a result of these proceedings, the Company cancelled certificates representing 7,921,824 shares of common stock, certificates representing 78,760 shares of Class A preferred stock, certificates representing 600,000 shares of Class B preferred stock and 75,000 warrants to purchase common stock, and the Company was released as a defendant.  The financial statements as of December 31, 2003 reflect the stock, agreement and warrants as having been cancelled.

Possible Legal Action - In March 2003, the Company was notified that Pre-Employment Screening, Inc., Lawrence J. Altman, Gateway Legal Services, Inc. and Fun Services of Kansas City plan to file suit to seek $12,000 for alleged violations of the Telephone Consumer Protection Act.  As of December 31, 2003, the Company has not been formally served and no legal actions have commenced.  The Company denies the allegations and intends to vigorously defend themselves in this matter.  No accrual for possible losses or settlements has been recorded in the accompanying financial statements.

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES [Continued]

Judgment and Voiding of NIPSI Acquisition - In March 2003, the Company was notified that it was to be joined as defendants in a suit brought by AmeriSource Bergen Corporation (”AmeriSource”) against NIPSI.  The original suit by AmeriSource sought to recover $480,335 from NIPSI for failing to honor a contract.  In March 2003, AmeriSource filed a supplemental petition to enjoin any transfer of assets from NIPSI to the Company.  In April 2003, the court entered a default judgment against NIPSI.  The court found that NIPSI had fraudulently transferred assets to the Company to avoid the claims of AmeriSource.  The court voided and nullified the transfer of assets from NIPSI to the Company and ordered NIPSI to pay $551,264 to AmeriSource.  As a result of these proceedings, the asset purchase agreement between the Company, NIPSI and NIPSI General Partner was voided and the Company was released as a defendant.  The financial statements reflect the acquisition as having been voided or rescinded and any expenses associated with the voided acquisition have been classified as costs of the unsuccessful NIPSI acquisition.

NIPSI Demand Letter - In March 2003, NIPSI and NIPSI General Partner sent a demand letter to the Company to rescind the asset purchase agreement with the Company because certain conditions of the agreement were not satisfied.  NIPSI General Partner is claiming damages of $120,000 against the Company.  The financial statements reflect the acquisition as having been voided or rescinded and the expenses associated with the voided acquisition have been classified as costs of the unsuccessful NIPSI acquisition.  The Company is not currently named in, nor is it aware of, any such suit or legal action against the Company.  No accrual for possible losses or settlements, including the $120,000 in damages claimed by NIPSI General Partner, has been recorded in the accompanying financial statements.  The Company’s management believes that the Company would be successful in defending against any such claims.

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

Offers to Purchase - In October 2002, the Company signed an Offer to Purchase with Coastalmed Inc. and Coastalmed of Panama City, Inc. (collectively “Coastalmed”).  The offer called for the Company to purchase all of the assets of Coastalmed for $7,000,000 payable as $4,000,000 cash, $1,375,000 as a five-year 6.5% note payable with interest-only payments for the first 18 months and $1,625,000 as Class B preferred stock.  This offer expired and was replaced by a new Offer to Purchase signed in January 2003.  The new offer called for the Company to purchase 100% of the stock of Coastalmed for $8,400,000 payable as $4,900,000 cash, $1,625,000 as a five-year 6.5% note payable with interest-only payments for the first 18 months and $1,875,000 as Class B preferred stock.  The second offer expired and, in September 2003, the Company abandoned its plans to acquire Coastalmed.

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES [Continued]

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

NOTE 15 - SUBSEQUENT EVENTS

Court Order - In February 2004, the court entered a judgment against the Company and ordered that the Company cancel all the shares, the agreement and all the warrants listed in a petition filed by a shareholder of the Company in February 2004 [See Note 14].

Class A Preferred Stock Issuance - In February 2004, the Company issued 110,000 shares of Class A preferred stock for consulting services.

Class C Preferred Stock Issuance - In March 2004, the Company issued 8,108 shares of Class C preferred stock for cash of $15,000.

Common Stock Issuances - In January 2004, the Company issued 250,000 shares of common stock for payment of past and future legal services.

In February 2004, the Company issued 850,000 shares of common stock for consulting services.

Notes Payable - Subsequent to December 31, 2003, the Company has signed five one-year 10% notes payable totaling $56,000.  The notes call for the Company to issue common stock as collateral totaling 560,000 shares.  The shares have not yet been issued.

Stock Options - In January 2004, the Company granted 100,000 options to purchase common stock at $.20 per share to an officer of the Company for services rendered.

Exercise of Stock Options - In March 2004, the Company issued 20,000 shares of common stock for cash of $1,000 upon the exercise of options.

Proposed Stock Offering - The Company is proposing to sell up to $10,000,000 of its previously authorized but unissued common stock through an Equity Line of Credit Agreement [See Notes 9 and 14].

#