Form 10QSB
period 2004-03-31
AMERICAN HOSPITAL RESOURCES INC
filed 2004-05-12
CIK 1127005

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission file number:    0-32195

American Hospital Resources, Inc.

(Exact name of small business issuer as specified in its charter)

Utah

87-0319410

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

5231-A Kuaiwi Place

Honolulu, Hawaii  96821

(Address of principal executive offices)

808-595-8847

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X   No ____

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under plan confirmed by a court.  Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 12,409,327 common stock, no par value

Transitional Small Business Disclosure Format (Check one):

Yes _____  No    X

#

FORM 10-QSB

AMERICAN HOSPITAL RESOURCES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets – March 31, 2004 and December 31, 2003

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4 6 7 9 29 30
PART II.	Other Information Item 1. Legal Proceedings Item 2. Changes in Securities Item 5. Other Information Item 6. Exhibits and Reports on Form 8-K	31 31 33 33
	Signatures	34

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

#

AMERICAN HOSPITAL RESOURCES, INC.

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

March 31,

December 31,

2004

2003

_____________

_____________

CURRENT ASSETS:

Cash

$

6,279

$

5

Prepaid expense

15,000

-

_____________

_____________

Total Current Assets

21,279

5

_____________

_____________

OTHER ASSETS:

Deferred loan costs

12,226

10,503

Deferred stock offering costs

1,069,609

1,069,609

_____________

_____________

Total Other Assets

1,081,835

1,080,112

_____________

_____________

$

1,103,114

$

1,080,117

_____________

_____________

[Continued]

#

AMERICAN HOSPITAL RESOURCES, INC.

UNAUDITED CONDENSED BALANCE SHEETS

[Continued]

LIABILITIES AND STOCKHOLDERS' EQUITY

March 31,

December 31,

2004

2003

_____________

_____________

CURRENT LIABILITIES:

Accounts payable

$

36,308

$

91,570

Liability incurred to repurchase common stock

85,250

85,250

Dividends payable

96,526

68,840

Accrued interest

7,875

3,755

Convertible notes payable, net of discounts totaling

  $117,339 and $100,800, respectively

86,506

43,045

_____________

_____________

Total Current Liabilities

312,465

292,460

COMMITMENTS AND CONTINGENCIES [See Note 15]

-

-

_____________

_____________

Total Liabilities

312,465

292,460

_____________

_____________

STOCKHOLDERS' EQUITY:

Preferred stock, no par value, 10,000,000 shares

  authorized:

Class A convertible preferred stock, 2,600,000

  shares designated, 2,247,648 and 2,129,540

  shares issued and outstanding, respectively

3,441,285

3,160,659

Class B convertible preferred stock, 5,000,000

  shares designated, no shares issued and

  outstanding

-

-

Class C convertible preferred stock, 1,200,000

  shares designated, 28,867 and 28,867 shares

  issued and outstanding, respectively

143,496

143,496

Common stock, no par value, 100,000,000 shares

  authorized, 12,409,327 and 11,289,327 shares

  issued and outstanding, respectively

6,641,297

6,134,297

Additional paid-in capital

1,163,341

1,103,341

Retained earnings (deficit)

(10,598,770)

(9,754,136)

_____________

_____________

Total Stockholders' Equity

790,649

787,657

_____________

_____________

$

1,103,114

$

1,080,117

_____________

_____________

Note: The Balance Sheet of December 31, 2003 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN HOSPITAL RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three Months

Ended March 31,

____________________

2004

2003

_________

_________

REVENUES

$

-

$

-

EXPENSES:

General and administrative

743,202

45,448

_________

_________

LOSS BEFORE OTHER EXPENSE

(743,202)

(45,448)

OTHER EXPENSE:

Interest expense

(52,110)

-

_________

_________

LOSS BEFORE INCOME TAXES

(795,312)

(45,448)

CURRENT TAX EXPENSE

-

-

DEFERRED TAX EXPENSE

-

-

_________

_________

LOSS FROM CONTINUING OPERATIONS

(795,312)

(45,448)

_________

_________

DISCONTINUED OPERATIONS:

Loss from operations of discontinued hospital management

  consulting business (including gain on disposal of $0 and

  $0, respectively)

-

(41,390)

Income tax benefit

-

-

_________

_________

LOSS FROM DISCONTINUED OPERATIONS

-

(41,390)

_________

_________

NET LOSS

$

(795,312)

$

(86,838)

_________

_________

BENEFICIAL CONVERSION FEATURE OF PREFERRED

  STOCK EQUIVALENT TO A DIVIDEND

(14,189)

-

DIVIDEND REQUIREMENTS OF PREFERRED STOCK

(35,133)

-

_________

_________

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS

$

(844,634)

$

(86,838)

_________

_________

LOSS PER COMMON SHARE:

Continuing operations

$

(.07)

$

(.01)

Discontinued operations

-

(.00)

_________

_________

Net Loss Per Common Share

$

(.07)

$

(.01)

_________

_________

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN HOSPITAL RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months

Ended March 31,

____________________

2004

2003

__________

__________

Cash Flows from Operating Activities:

Net loss

$

(795,312)

$

(86,838)

Adjustments to reconcile net loss to net cash used by

  operating activities:

Amortization of deferred loan costs

4,529

-

Amortization of discounts on notes payable

43,461

-

Depreciation

-

98

Non-cash services for stock

729,618

-

Changes in assets and liabilities:

(Increase) decrease in prepaid expense

(15,000)

30,008

(Decrease) in accounts payable

(25,880)

(6,455)

Increase in accrued expenses

-

2,901

Increase in accrued interest

4,120

-

_________

_________

Net Cash (Used) by Operating Activities

(54,464)

(60,286)

_________

_________

Cash Flows from Investing Activities:

Proceeds received on advance to NIPSI

-

15,000

_________

_________

Net Cash (Used) by Investing Activities

-

15,000

_________

_________

Cash Flows from Financing Activities:

Proceeds from bank overdraft

-

4,794

Proceeds from deposit from NIPSI

-

24,298

Payments for deferred loan costs

(6,252)

-

Proceeds allocated to beneficial conversion feature of

  notes payable

60,000

-

Payments of stock offering costs

(1,563)

(585)

Proceeds from sale of Class A preferred stock

15,000

-

Proceeds from sale of common stock

1,000

10,000

Payments of dividends

(7,447)

-

_________

_________

Net Cash Provided by Financing Activities

60,738

38,507

_________

_________

Net Increase (Decrease) in Cash

6,274

(6,779)

Cash at Beginning of the Period

5

6,779

_________

_________

Cash at End of the Period

$

6,279

$

-

_________

_________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

Interest

$

-

$

-

Income taxes

$

-

$

-

 [Continued]

AMERICAN HOSPITAL RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

[Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2004:

The Company amortized $43,461 of discounts on notes payable and $4,529 of deferred loan costs as interest expense.

The Company recorded dividends payable of $35,133 for the dividend requirements of its preferred stock.

In February 2004, the Company issued 110,000 shares of Class A preferred stock for services valued at $253,000.

In February 2004, the Company issued 1,100,000 shares of common stock to pay accounts payable of $29,382 and for services valued at $476,618.

In February and March 2004, the Company sold convertible notes payable totaling $60,000 and recorded discounts totaling $60,000 for the beneficial conversion features of the notes.

In March 2004, the Company issued 8,108 shares of Class A preferred stock with a beneficial conversion feature of $14,189 which has been accounted for as a dividend on the day of issue.

For the three months ended March 31, 2003:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - American Hospital Resources, Inc. (“the Company”) was organized under the laws of the State of Utah on May 9, 1972 as High-Line Investment & Development Company.  In 1977, the Company changed its name to Gayle Industries, Inc.  In 1978, the Company merged into Swing Bike.  In 1979, the Company changed its name to Horizon Energy Corporation.  In 1992, the Company changed its name to Millennium Entertainment Corp.  In 1993, the Company changed its name to New Horizon Education, Inc.  In 1993, the Company also organized a wholly owned subsidiary with the sole purpose of merging with Ruff Network Marketing, Inc.  In 1997, the Company sold its wholly owned subsidiary to Phoenix Ink, LLC.  In June 2002, the Company changed its name to American Hospital Resources, Inc.  The Company plans to retail medications as a closed-door pharmacy.  The Company plans to acquire businesses already operating as closed-door pharmacies.  The Company has, at the present time, not paid any cash dividends on its common stock and any dividends that may be paid in the future on its common stock will depend upon the financial requirements of the Company and other relevant factors.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003 audited financial statements.  The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

Consolidation - The financial statements include the accounts of the Company and the accounts of the Company’s formerly wholly owned AHR Subsidiary for the period from June 17, 2002 through December 22, 2003.  All significant intercompany transactions were eliminated in consolidation.

#

AMERICAN HOSPITAL RESOURCES, INC.

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

Property and Equipment - Property and equipment are stated at cost.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets of five to ten years.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its property and equipment for impairment.  Depreciation expense for the three months ended March 31, 2004 and 2003 was $0 and $98, respectively.

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.”  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.  The Company had capitalized a total of $2,955 of website costs which were written off in the disposal of AHR Subsidiary.  The Company did not incur any planning costs and did not record any research and development costs for the three months ended March 31, 2004 and 2003.

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

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Revenue Recognition - The Company plans to generate revenue from the retail sale of medications as a closed-door pharmacy.  Revenue from pharmacy sales will be recognized upon shipment of the product.  All sales are expected to be final when shipment is made.  AHR Subsidiary previously generated revenue from hospital management consulting.  Revenue from consulting and managing hospitals was recognized over the term of the underlying agreement.  A portion of the consulting services was subcontracted out by the Company to third party vendors.  These direct costs were recorded by the Company as general and administrative expenses.  Revenue from facilitating the sale of hospital property was recorded when property was sold.  AHR Subsidiary had purchased the right to receive a portion of the revenues from a consulting and asset sale agreement.  Revenue derived from the purchased contract rights was recorded as received on a net basis.  On a net basis, only the share of revenue belonging to AHR Subsidiary was recorded as revenue.

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

For the Three Months

Ended March 31,

____________________

2004

2003

_________

_________

Net loss, as reported

$

(795,312)

$

(86,838)

Add: Stock-based employee compensation expense

  included in reported net loss

-

-

Deduct: Total stock-based employee compensation

  expense determined under fair value based method

-

-

_________

_________

Pro forma net loss

$

(795,312)

$

(86,838)

_________

_________

Loss per common share, as reported

$

(.07)

$

(.01)

Loss per common share, pro forma

$

(.07)

$

(.01)

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, SFAS No. 147, “Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9”, SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, were recently issued.  SFAS No. 146, 147 and 149 have no current applicability to the Company or their effect on the financial statements would not have been significant.  The Company has adopted SFAS No. 148 and 150 and has applied them to the financial statements for the three months ended March 31, 2004 and 2003.

Reclassification - The financial statements for periods prior to March 31, 2004 have been reclassified to conform to the headings and classifications used in the March 31, 2004 financial statements.

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

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - DISCONTINUED OPERATIONS

On December 22, 2003, the Company discontinued its hospital management consulting business.  The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  At March 31, 2004 and December 31, 2003, the Company had no assets or liabilities associated with its discontinued hospital management consulting business.  The Company effected the disposal of its discontinued operations by repurchasing 2,131,249 shares of common stock for $85,250 and obtained a court order to cancel the remaining 1,065,624 shares previously issued to acquire AHR Subsidiary.

The following is a summary of the results of operations of the Company’s discontinued hospital management consulting business:

For the Three Months

Ended March 31,

____________________

2004

2003

_________

_________

Revenue

$

-

$

-

General and administrative

-

(41,390)

_________

_________

Net loss

$

-

$

(41,390)

_________

_________

NOTE 6 - GOODWILL

The Company has no indefinite-life or definite-life intangible assets.  The following is a summary of the transactions affecting the Company’s goodwill.

For the Three Months

Ended March 31,

____________________

2004

2003

_________

_________

Goodwill at beginning of period

$

-

$

60,321

_________

_________

Goodwill at end of period

$

-

$

60,321

_________

_________

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Company has sold convertible notes payable totaling $203,845 and recorded discounts totaling $203,845 due to the beneficial conversion feature of the notes.  The discounts are being amortized over the term of the respective note.  For the three months ended March 31, 2004 and 2003, respectively, the Company amortized $43,461 and $0 of the discounts on notes payable as interest expense.

The Company has paid a total of $21,240 to consultants for negotiating the notes payable.  These costs have been deferred and are being amortized over the term of the respective note.  For the three months ended March 31, 2004 and 2003, respectively, the Company amortized $4,529 and $0 of the deferred loan costs as interest expense.

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE [Continued]

For the three months ended March 31, 2004 and 2003, respectively, interest expense on notes payable amounted to $52,110 and $0.

The Company has the following one-year 10% convertible notes payable to a corporation at:

March 31,

December 31,

2004

2003

_____________

_____________

$10,000 note payable maturing in August 2004 convertible

into common stock at $.29 per share secured by 100,000

shares of the Company’s common stock, net of discounts

of $3,333 and $5,832, respectively

$

6,667

$

4,168

$20,000 note payable maturing in September 2004

convertible into common stock at $.265 per share secured

by 200,000 shares of the Company’s common stock, net

of discounts of $8,333 and $13,333, respectively

11,667

6,667

$10,000 note payable maturing in September 2004

convertible into common stock at $.38 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $4,167 and $6,667, respectively

5,833

3,333

$24,000 note payable maturing in September 2004

convertible into common stock at $.36 per share secured

by 250,000 shares of the Company’s common stock, net

of discounts of $10,000 and $16,000, respectively

14,000

8,000

$10,000 note payable maturing in September 2004

convertible into common stock at $.37 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $4,167 and $6,667, respectively

5,833

3,333

$11,000 note payable maturing in September 2004

convertible into common stock at $.485 per share secured

by 150,000 shares of the Company’s common stock, net

of discounts of $4,583 and $7,333, respectively

6,417

3,667

$21,345 note payable maturing in October 2004

convertible into common stock at $.435 per share secured

by 213,345 shares of the Company’s common stock, net

of discounts of $10,672 and $16,009, respectively

10,673

5,336

$10,000 note payable maturing in October 2004

convertible into common stock at $.42 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $5,000 and $7,500, respectively

5,000

2,500

$10,000 note payable maturing in October 2004

convertible into common stock at $.45 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $5,000 and $7,500, respectively

5,000

2,500

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE [Continued]

March 31,

December 31,

2004

2003

_____________

_____________

$10,000 note payable maturing in October 2004

convertible into common stock at $.40 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $5,000 and $7,500, respectively

5,000

2,500

$5,000 note payable maturing in November 2004

convertible into common stock at $.375 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $2,917 and $4,167, respectively

2,083

833

$2,500 note payable maturing in December 2004

convertible into common stock at $.18 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $1,667 and $2,292, respectively

833

208

$10,000 note payable maturing in February 2005

convertible into common stock at $.23 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $8,333 and $0, respectively

1,667

-

$10,000 note payable maturing in February 2005

convertible into common stock at $.27 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $8,333 and $0, respectively

1,667

-

$10,000 note payable maturing in February 2005

convertible into common stock at $.325 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $8,333 and $0, respectively

1,667

-

$16,000 note payable maturing in March 2005 convertible

into common stock at $.51 per share secured by 160,000

shares of the Company’s common stock, net of discounts

of $14,667 and $0, respectively

1,333

-

$10,000 note payable maturing in March 2005 convertible

into common stock at $.425 per share secured by 100,000

shares of the Company’s common stock, net of discounts

of $9,167 and $0, respectively

833

-

$4,000 note payable maturing in March 2005 convertible

into common stock at $.50 per share secured by 40,000

shares of the Company’s common stock, net of discounts

of $3,667 and $0, respectively

333

-

_____________

_____________

86,506

43,045

Less current portion

(86,506)

(43,045)

_____________

_____________

$

-

$

-

_____________

_____________

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Preferred Stock - Class A preferred stock is only available to the Company’s management, directors and existing shareholders.  Each share of Class A preferred stock has the voting rights of five shares of common stock and is convertible at the shareholder’s option into five shares of common stock.  If shares of the Class A preferred stock are required to be converted as part of a sale or merger of the Company, then each share of Class A preferred stock was convertible into 5.5 shares of common stock.  Each share of Class A preferred stock was entitled to receive a $.0575 annual dividend payable monthly.  The total annual dividend for all shares of Class A preferred stock was limited to 50% of the Company’s earnings before interest, taxes, depreciation and amortization for the year and the monthly payments were adjusted accordingly.  For the six months ended June 30, 2003, the Company had negative earnings before interest, taxes, depreciation and amortization; therefore, no dividends were due on the Class A preferred stock through June 30, 2003.  In June 2003, the Company’s Board of Directors modified the mandatory conversion and dividend provisions of the Class A preferred stock.  Effective July 1, 2003, if there is a merger, reorganization, recapitalization or similar event in which the Company is not the surviving entity, then each share of Class A preferred stock will be converted into 5.5 shares of common stock.  Effective July 1, 2003, each share of Class A preferred stock is entitled to receive a cumulative $.0575 annual dividend payable monthly with no limitation based on earnings.  For the three months ended March 31, 2004 and 2003, respectively, the Company has recorded $31,705 and $0 in dividends payable on Class A preferred stock.  At March 31, 2004 and December 31, 2003, respectively, the Company owed $92,929 and $61,224 in dividends payable on Class A preferred stock.

In March 2004, the Company issued 8,108 shares of its previously authorized but unissued Class A preferred stock to a shareholder for cash of $15,000, or approximately $1.85 per share.  Due to the beneficial conversion feature of the shares, the Company recorded a dividend of $14,189 upon the issuance of the shares.  Stock offering costs of $1,563 were netted against the proceeds.

In February 2004, the Company issued 110,000 shares of its previously authorized but unissued Class A preferred stock for services valued at $253,000, or $2.30 per share.

In October 2003, shareholders of the Company converted 353,750 shares of Class A preferred stock into 1,768,750 shares of common stock.

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class B Preferred Stock - Class B preferred stock is only available to parties who sell a business to the Company.  Each share of Class B preferred stock has no voting rights and is convertible into five shares of common stock.  Each share of Class B preferred stock is entitled to receive a cumulative 6% annual dividend payable quarterly based on the purchase price paid to the Company or the consideration received by the Company.  Class B preferred stock may not be transferred without the express written consent of the Company.  At March 31, 2004 and December 31, 2003, no shares of Class B preferred stock had been issued.

Class C Preferred Stock - Each share of Class C preferred stock has no voting rights and is entitled to receive a cumulative $.475 annual dividend payable quarterly.  Each share of Class C preferred stock is convertible at the shareholder’s option into five shares of common stock after a two-year waiting period following issuance.  If there is a merger, reorganization, recapitalization or similar event in which the Company is not the surviving entity, then each share of Class C preferred stock will be converted into five shares of common stock.  Class C preferred stock may not be transferred without the express written consent of the Company.  For the three months ended March 31, 2004 and 2003, respectively, the Company has recorded $3,428 and $0 in dividends payable on Class C preferred stock.  At March 31, 2004 and December 31, 2003, respectively, the Company owed $3,597 and $7,616 in dividends payable on Class A preferred stock.

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

In June and July 2003, the Company sold 8,800 shares of its previously authorized but unissued Class C preferred stock for cash of $44,000, or $5.00 per share.  Stock offering costs of $5,303 were netted against the proceeds.

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - COMMON STOCK, OPTIONS AND WARRANTS

Common Stock - The Company has authorized 100,000,000 shares of common stock with no par value.

In March 2004, the Company issued 20,000 shares of its previously authorized but unissued common stock for cash of $1,000, or $.05 per share, upon the exercise of options.

In February 2004, the Company issued 1,100,000 shares of its previously authorized but unissued common stock to pay accounts payable of $29,382 and for services valued at $476,618, or $.46 per share.

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

In October 2003, the Company issued 1,200,000 shares of its previously authorized but unissued common stock to pay a liability of $290,000, or approximately $.2417 per share.

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

Proposed Stock Offering - The Company is proposing to sell up to $10,000,000 of its previously authorized but unissued common stock through an Equity Line of Credit Agreement.  At March 31, 2004, no shares had been sold.  However, the Company has recorded $1,069,609 in deferred stock offering costs which will be offset against the proceeds of the offering.  In the event that the offering is unsuccessful or cancelled, the deferred stock offering costs will be written off to expense [See Note 14].

Stock Options - In November 2002, the Company granted 2,000,000 options to purchase common stock at $.50 per share for services rendered valued at $882,400.  The options vested immediately and are exercisable for three years.  At March 31, 2004, none of these options had been exercised, forfeited or cancelled.

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - COMMON STOCK, OPTIONS AND WARRANTS [Continued]

In March 2002, the Company granted 20,000 options to purchase common stock at $.05 per share to attract new directors to Company.  The options vested immediately and are exercisable for two years.  In March 2004, all 20,000 options were exercised.

A summary of the status of the options is presented below.

For the Three Months Ended March 31,

__________________________________

2004

2003

________________

________________

Weighted

Weighted

Average

Average

Exercise

Exercise

Shares

Price

Shares

Price

_______

_______

_______

_______

Outstanding at beginning of period

2,020,000

$

.50

2,020,000

$

.50

Granted

-

-

-

-

Exercised

20,000

.05

-

-

Forfeited

-

-

-

-

Expired

-

-

-

-

_______

_______

_______

_______

Outstanding at end of period

2,000,000

$

.50

2,020,000

$

.50

_______

_______

_______

_______

Weighted average fair value of options

  granted during the period

-

$

-

-

$

-

_______

_______

_______

_______

A summary of the status of the options outstanding at March 31, 2004 is presented below:

Options Outstanding

Options Exercisable

___________________________________________

_________________________

Range of

Weighted-Average

Weighted-Average

Weighted-Average

Exercise

Number

Remaining

Exercise

Number

Exercise

Prices

Outstanding

Contractual Life

Price

Exercisable

Price

___________

___________

______________

______________

_________

______________

$

.50

2,000,000

1.6 years

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

In December 2003, the Company’s Board of Directors authorized the 2004 Stock Bonus Pool which consists of 1,000,000 warrants to purchase common stock at $.25 per share.  Further, the Company granted 200,000 warrants to purchase common stock from the 2004 Stock Bonus Pool to directors for services rendered valued at $4,000.  The warrants vested immediately and are exercisable at $.25 per share for five years.  At March 31, 2004, none of these warrants had been exercised, forfeited or cancelled.

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - COMMON STOCK, OPTIONS AND WARRANTS [Continued]

In December 2002, the Company’s Board of Directors authorized the 2003 Stock Bonus Pool which consisted of 1,000,000 warrants to purchase common stock at $.25 per share.  Further, the Company granted 300,000 warrants to purchase common stock from the 2003 Stock Bonus Pool to directors and NIPSI personnel for services rendered valued at $19,577.  The warrants vested immediately and are exercisable at $.25 per share for five years.  In 2004, the Company obtained a court order to cancel 75,000 of the warrants [See Note 14].  At March 31, 2004, none of the remaining 225,000 warrants had been exercised, forfeited or cancelled.

A summary of the status of the warrants granted under the Company’s Incentive Stock Bonus Plan is presented below.

For the Three Months Ended March 31,

__________________________________

2004

2003

________________

________________

Weighted

Weighted

Average

Average

Exercise

Exercise

Shares

Price

Shares

Price

_______

_______

_______

_______

Outstanding at beginning of period

425,000

$

.25

300,000

$

.25

Granted

-

$

-

-

$

-

Exercised

-

$

-

-

$

-

Forfeited

-

$

-

-

$

-

Expired

-

$

-

-

$

-

_______

_______

_______

_______

Outstanding at end of period

425,000

$

.25

300,000

$

.25

_______

_______

_______

_______

Weighted average fair value of warrants

  granted during the period

-

$

-

-

$

-

_______

_______

_______

_______

The fair value of each warrant granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions used for the grants on December 31, 2003: risk-free interest rate of 3.25%, expected dividend yield of zero, expected lives of 5 years and expected volatility of 222%.

A summary of the status of the warrants outstanding under the Company’s Incentive Stock Bonus Plan at March 31, 2004 is presented below:

Options Outstanding

Options Exercisable

___________________________________________

_________________________

Range of

Weighted-Average

Weighted-Average

Weighted-Average

Exercise

Number

Remaining

Exercise

Number

Exercise

Prices

Outstanding

Contractual Life

Price

Exercisable

Price

___________

___________

______________

______________

_________

______________

$

.25

225,000

3.8 years

$

.25

225,000

$

.25

$

.25

200,000

4.8 years

$

.25

200,000

$

.25

___________

___________

______________

______________

_________

______________

$

.25

425,000

4.3 years

$

.25

425,000

$

.25

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At March 31, 2004, the Company has available unused net operating and capital loss carryforwards of approximately $1,523,000 and $294,000, respectively, which may be applied against future taxable income and which expire in various years through 2024 and 2008, respectively.  If certain substantial changes in the Company’s ownership should occur, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

At March 31, 2004, the total of all deferred tax assets is approximately $724,000 and the total of all deferred tax liabilities is $0.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $724,000 and $417,000 at March 31, 2004 and December 31, 2003, respectively.  The change in the valuation allowance for the three months ended March 31, 2004 is approximately $307,000.

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) at:

March 31,

2004

_____________

Net operating loss carryover

$

606,717

Capital loss carryover

117,253

_____________

Total deferred tax asset

$

723,970

_____________

The components of income tax expense from continuing operations consisted of the following for the three months ended:

March 31,

March 31,

2004

2003

_____________

_____________

Current income tax expense:

Federal

$

-

$

-

State

-

-

_____________

_____________

Current tax expense

$

-

$

-

_____________

_____________

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES [Continued]

Deferred tax expense (benefit) arising from:

Excess of tax over financial

  accounting depreciation

$

-

$

36

Accrued compensation

-

(1,156)

Net operating loss carryover

(307,064)

(33,239)

Valuation allowance

307,064

34,359

_____________

_____________

Net deferred tax expense

$

-

$

-

_____________

_____________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

The reconciliation of income tax expense from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows for the three months ended:

March 31,

March 31,

2004

2003

_____________

_____________

Computed tax at the expected

  federal statutory rate

34.00%

34.00%

State income taxes, net of federal benefit

5.83

5.83

Other

(1.22)

(.26)

Valuation allowance

(38.61)

(39.57)

_____________

_____________

Effective income tax rates

0.00%

0.00%

_____________

_____________

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

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS

Deposit from NIPSI - In January and February 2003, during the period that the Company operated the assets of NIPSI pursuant to an asset purchase agreement [See Notes 3 and 14], the Company received $70,000 from NIPSI as reimbursement of costs incurred as part of the unsuccessful NIPSI acquisition.  At March 31, 2004, the Company has completely used the deposit to offset expenses of the unsuccessful NIPSI acquisition.

Stock Issuances - In March 2004, the Company issued 8,108 shares of Class A preferred stock to a shareholder of the Company for cash of $15,000 [See Note 8].

In September 2003, the Company issued 173,747 shares of Class C preferred stock to a third party in exchange for payment of liabilities totaling $868,735 which were then owed to shareholders of the Company [See Note 8].

In April 2003, the Company issued 240,000 shares of Class A preferred stock to shareholders of the Company for services valued at $120,000 [See Note 8].

Exercise of Options - In March 2004, the Company issued 20,000 shares of common stock to the directors upon the exercise of options [See Note 9].

Warrants - In December 2003, the Company granted 200,000 warrants to purchase common stock to directors of the Company for services rendered valued at $4,000 [See Note 9].

Management Compensation - During the three months ended March 31, 2004 and 2003, respectively, the Company expensed $0 and $30,000 as compensation to its former Chief Executive Officer.

Office Space - The Company rents office space from its Chief Executive Officer on an as-needed, month-to-month basis.  Total rents to the Chief Executive Officer amounted to $500 and $0 for the three months ended March 31, 2004 and 2003, respectively.

Beginning October 1, 2002, the Company paid its former Chief Executive Officer $500 per month on a month-to-month basis for use of his office space.  Total rents to the former Chief Executive Officer amounted to $0 and $1,500 for the three months ended March 31, 2004 and 2003, respectively.

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

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 13 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods:

For the Three Months

Ended March 31,

____________________

2004

2003

_________

_________

Net loss from continuing operations available to common

  shareholders (numerator)

$

(844,634)

$

(45,448)

Net loss from discontinued operations (numerator)

-

(41,390)

_________

_________

Net loss available to common shareholders (numerator)

$

(844,634)

$

(86,838)

_________

_________

Weighted average number of common shares

outstanding used in loss per common share for the

period (denominator)

11,802,953

8,292,667

_________

_________

At March 31, 2004, the Company had 2,000,000 outstanding options, 425,000 outstanding warrants, notes payable convertible into 588,346 shares, 2,213,345 shares issuable as collateral on notes payable and preferred stock convertible into 11,382,575 shares of common stock which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive.  At March 31, 2003, the Company had 2,020,000 outstanding options, 300,000 outstanding warrants and preferred stock convertible into 13,000,000 shares of common stock which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Potential Stock Issuances - The Company has signed notes payable totaling $203,845 which call for the Company to issue 2,213,345 shares of common stock as collateral; however, none of the shares had been issued at March 31, 2004.

Consulting Agreement - On April 1, 2002, the Company signed three-year consulting agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. (collectively “Consultants”).  The agreements call for the Company to pay $10,000 per month for consulting services.  In August 2002, the Company issued 480,000 shares of common stock to Consultants for services valued at $120,000 [See Note 9].  During the three months ended March 31, 2004 and 2003, the services rendered by Consultants under these agreements amounted to $0 and $30,000, respectively.

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES [Continued]

Equity Line of Credit Agreement - On November 4, 2002, the Company signed an Equity Line of Credit Agreement with Cornell Capital Partners, LP (“Cornell”).  The agreement calls for the Company to sell up to $10,000,000 of common stock to Cornell at 95% of the closing bid price for the five preceding trading days.  The agreement requires that the shares of common stock be registered with the Securities and Exchange Commission and that the shares be sold in intervals over a two-year period commencing after such registration is effective.  The agreement also states that, at the time of each stock sale transaction, the Company will pay $500 in legal fees and pay Cornell 7% of the proceeds received.  In 2003, the Company issued 1,200,000 shares of common stock as payment of a commitment fee of $290,000 and paid $10,000 in legal fees which are classified as deferred stock offering costs.  The Company also paid $757,000 to consultants who negotiated the agreement which are also classified as deferred stock offering costs [See Below].  At March 31, 2004, the Company had deferred stock offering costs totaling $1,069,609 consisting of $767,000 in consulting fees, a $290,000 commitment fee and $12,609 in legal fees.  At March 31, 2004, no shares had been sold under this agreement.

Financing Agreements - In March 2003, the Company retained Douglas A. Jackson to negotiate a 5-year $6,000,000 loan for the Company.  The Company agreed to pay $12,500 plus 5% of the proceeds received by the Company.  During the three months ended March 31, 2004 and 2003, respectively, the Company paid $0 and $12,500 for services rendered by Douglas A. Jackson under this agreement.

In February 2003, the Company retained Douglas A. Jackson to negotiate a line of credit for the Company.  The Company agreed to pay $5,000 plus 5% of the proceeds received by the Company.  During the three months ended March 31, 2004 and 2003, respectively, the Company paid $0 and $5,000 for services rendered by Douglas A. Jackson under this agreement.

Finder Agreements - On April 1, 2002, the Company signed three-year finder agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. (collectively “Consultants”).  The agreements call for the Company to pay finders’ fees of 10% of the first $3,000,000, 8% of the next $3,000,000, 6% of the next $3,000,000, and 4% of any additional funding provided through the efforts of Consultants.  In October 2002, the Company sold 200,000 shares of common stock for cash of $50,000 which was negotiated by Consultants and the Company recorded stock offering costs of $5,000 which were offset against the proceeds [See Note 9].  In December 2002, the Company signed a $10,000,000 Equity Line of Credit Agreement which was negotiated by Consultants and the Company recorded stock offering costs of $757,000 which are classified as deferred stock offering costs [See above].  In February 2003, the Company sold 40,000 shares of common stock for cash of $10,000 which was negotiated by Consultants and the Company recorded stock offering costs of $400 which were offset against the proceeds [See Note 9].  From August 2003 through March 2004, the Company signed notes payable with proceeds totaling $203,845 which were negotiated by Consultants and the Company recorded loan costs totaling $21,240 which have been deferred and are being amortized over the term of the related note [See Note 7].  In March 2004, the Company sold 8,108 shares of Class A preferred stock for cash of $15,000 which was negotiated by Consultants and the Company recorded stock offering costs of $1,563 which were offset against the proceeds [See Note 8].

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES [Continued]

In March 2004, the Company signed an agreement with GunnAllen Financial (“GAF”) wherein the Company agreed to pay GAF 1-7% of any proceeds received by the Company depending upon the nature of the financing.  The agreement also provides for the issuance of warrants to GAF with similar terms as those issued in financing transactions.

Judgment and Share Cancellation - In February 2004, a shareholder of the Company filed a written stipulation for final judgment in which the shareholder sought to have certificates representing the following shares cancelled for lack of consideration: 6,250,000 shares of common stock for an anticipated financing agreement, 600,000 shares of Class B preferred stock for the proposed acquisition of RXS, 1,000,000 shares of common stock for the proposed acquisition of Coastalmed and 671,824 shares of common stock and 78,760 shares of Class A preferred stock for the acquisition of AHR Subsidiary.  The shareholder also sought to cancel the Purchase and Sale Agreement with Gaelic and to cancel 75,000 warrants to purchase common stock which had been issued to the Company’s former Chief Executive Officer.  In February 2004, the court entered a judgment against the Company and ordered that the Company cancel all the shares, the agreement and all the warrants listed in the filing.  As a result of these proceedings, the Company cancelled certificates representing 7,921,824 shares of common stock, certificates representing 78,760 shares of Class A preferred stock, certificates representing 600,000 shares of Class B preferred stock and 75,000 warrants to purchase common stock, and the Company was released as a defendant.  The financial statements reflect the stock, agreement and warrants as having been cancelled in 2003.

Possible Legal Action - In March 2003, the Company was notified that Pre-Employment Screening, Inc., Lawrence J. Altman, Gateway Legal Services, Inc. and Fun Services of Kansas City plan to file suit to seek $12,000 for alleged violations of the Telephone Consumer Protection Act.  As of March 31, 2004, the Company has not been formally served and no legal actions have commenced.  The Company denies the allegations and intends to vigorously defend themselves in this matter.  No accrual for possible losses or settlements has been recorded in the accompanying financial statements.

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

#

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES [Continued]

NIPSI Demand Letter - In March 2003, NIPSI and NIPSI General Partner sent a demand letter to the Company to rescind the asset purchase agreement with the Company because certain conditions of the agreement were not satisfied.  NIPSI General Partner claimed damages of $120,000 against the Company.  The financial statements reflect the acquisition as having been voided or rescinded and the expenses associated with the voided acquisition have been classified as costs of the unsuccessful NIPSI acquisition.  The Company is not currently named in, nor is it aware of, any such suit or legal action against the Company.  No accrual for possible losses or settlements, including the $120,000 in damages claimed by NIPSI General Partner, has been recorded in the accompanying financial statements.  The Company’s management believes that the Company would be successful in defending against any such claims.

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

Management Agreement - In March 2004, the Company signed a Management Agreement with Judah Feigenbaum (“JF”) to act as an agent of the Company through July 15, 2004.  The agreement calls for the Company to pay $24,000 plus 3% of the consideration of any pharmacy acquisitions completed through March 2005.

NOTE 15 - SUBSEQUENT EVENTS

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

Item 2.  Management’s Discussion and Analysis

Three Month Periods Ended March 31, 2004 and 2003

AMHR did not generate any revenue during the three months ended March 31, 2004 or during the three months ended March 31, 2003.  Total expenses during the three months ended March 31, 2003 period consisted of general and administrative expenses of $45,448.  For the three months ended March 31, 2004 total expenses consisted of general and administrative expenses of $743,202 and interest expense of $52,110.

For the three months ended March 31, 2004, we had a net loss of $795,312 compared to a net loss of $86,838 for the same period in 2003.  The significant increase in our net loss for the three months ended March 31, 2004 compared to the same period in 2003 is because of increased consulting and legal fees.

As of March 31, 2004, we have $312,465 in outstanding liabilities as compared to $292,460 as of December 31, 2003.  The increase in liabilities is due to additional notes payable and accumulated dividends.

Liquidity and Capital Resources

At March 31, 2004, we had $6,279 in cash on hand and $15,000 in prepaid expenses for a total of $21,279 in current assets compared to $5 in cash on hand and no prepaid expenses at December 31, 2003.   Also at March 31, 2004, we had $12,226 in deferred loan costs and $1,069,609 in deferred stock offering costs for total other assets of $1,081,835 compared to $10,503 in deferred loan costs and $1,069,609 in deferred stock offering costs totaling $1,080,112 for total  other assets at December 31, 2003.  The increase in assets is mainly attributable loan proceeds.

At March 31, 2004, we had total liabilities of $312,465 compared to $292,460 at December 31, 2003.  The increase is mainly attributable to dividends payable on our preferred stock, increased accrued interest due on loans and an increase of convertible notes payable.

During the next twelve months we hope to reduce liabilities and bring current our outstanding debts.  We anticipate that our operating expenses for the next twelve months will be approximately $120,000 consisting mainly of salaries and consulting fees.  We will also have legal and auditing expenses relating to our public reports as well as office rental and other expenses.  Management hopes to identify and acquire appropriate on-going business in the pharmacy outsourcing and consulting areas in order to generate revenue to cover operating expenses.   Should it become necessary to raise additional capital, we may consider securing loans from officers and directors, selling additional stock or entering into debt financing.  We have no material commitments for capital expenditures for the next twelve months.

The Company has entered into an Equity Line of Credit Agreement with Cornell Capital Partners, LP.  The agreement requires Cornell to purchase up to $10,000,000 of the Company’s common stock at approximately 90% of market price.  The agreement allows the Company to make requests for funds in $150,000 increments every seven trading days over the next two years following registration of the underlying securities.  The agreement also provides for a commitment fee of approximately $290,000 of the Company’s common stock and other provisions.  As of March 31, 2004, the Company has not used this line of credit nor has it filed a registration statement.

Item 3.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this quarterly report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

#

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Management is aware of a potential suit in the Circuit Court of the County of St. Louis, State of Missouri, Cause No. 03AC-002539TCV, dated March 25, 2003.  The suit is being brought by Pre-Employment Screening, Inc., Lawrence J. Altman, Gateway Legal Services, Inc. and Fun Services of Kansas City, Inc. against American Hospital Resources, Inc. f/k/a New Horizon Resources, Inc.  The suit is a petition for damages arising from an alleged violation of the Telephone Consumer Protection Act.  The petition alleges that the company breached the Act by sending unsolicited advertising faxes to plaintiffs and requests damages of $12,000 and such other relief as the court deems proper.  Management denies transmitting any faxes to the plaintiffs and regards the lawsuit as frivolous and opportunistic.  Should AMHR be formally served with this suit, it intends to deny all charges and defend itself appropriately. AMHR has never been formally served and no legal action has commenced as of March 31, 2004.

Item 2.  Changes in Securities and Use of Proceeds

Unless other wise noted, the following stock issues were offered in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

In February 2004, the Company issued 1,100,000 shares of its common stock to pay accounts payable of $29,382 and for services valued at $476,618.  Of the 1,100,000 shares issued, 250,000 of the shares were registered on Form S-8.

In February 2004, the Company issued 110,000 shares of Class A preferred stock for services valued at $253,000.

In March 2004, the Company issued 20,000 shares of its common stock for $1,000 cash upon the exercise of outstanding options.

In March 2003, the Company issued 8,108 shares of Class A preferred stock for cash of $15,000.

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

In June and July, 2003, the Company issued 8,800 shares of Class C preferred stock for $44,000 cash.

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

On December 31, 2002, AMHR issued 2,600,000 shares of its previously authorized but unissued Class A preferred stock in exchange for 13,000,000 shares of common stock held by Phase One LLC.  The 13,000,000 shares of common stock were then cancelled.  The preferred shares have 5 to 1 voting rights and may be converted into five shares of common stock.

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

In February and March 2002, the Company repurchased and canceled 3,198,736 shares of its issued and outstanding common stock for $79,500.

In March 2002, the Company issued 1,600,000 shares of common stock for services valued at $32,000.

In April 2002, the Company issued 2,000,000 shares of common stock for $20,000 cash.

In May of 2002 we issued 500,000 common shares to an accredited investor to convert $40,000 in notes and accrued interest of $789.

In June 2002, the Company issued 3,196,873 shares of common stock to acquire the subsidiary, American Hospital Resources, Inc., a Delaware corporation.

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

In March 2002, AMHR granted 10,000 stock options to Mark Buck and 10,000 stock options to Antione Gedeon, for their services as directors.  The options vested immediately and are exercisable at $.05 per share through March of 2004.  As of March 31, 2004, all 20,000 options have been exercised.

Item 5.  Other Information

In March 2004, the Company issued 20,000 shares of its common stock for $1,000 cash upon the exercise of outstanding options previously issued to our directors.  Mr. Buck and Mr. Gedeon each exercised options for 10,000 shares from the options granted to them on March 2002 by the Company.

In March 2004, the Company signed a Management Agreement with Judah Feigenbaum (“JF”) to act as an agent of the Company through July 15, 2004.  The agreement calls for the Company to pay $24,000 plus 3% of the consideration of any pharmacy acquisitions completed through March 2005.

Item 6.  Exhibits and Reports on Form 8-K

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

#

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunton duly authorized.

American Hospital Resources, Inc.

Date:

May 12, 2004

/s/ Mark Buck

Mark Buck,

Chief Executive Officer

Chief Financial Officer

#