Form 10QSB
period 2004-06-30
AMERICAN HOSPITAL RESOURCES INC
filed 2004-08-18
CIK 1127005

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 12,409,327 shares of common stock, no par value

Transitional Small Business Disclosure Format (Check one):

Yes _____ No    X

FORM 10-QSB

AMERICAN HOSPITAL RESOURCES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets – June 30, 2004 and December 31, 2003

Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2004 and 2003

Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2004 and 2003

Notes to Unaudited Condensed Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3-4 5 6-7 8-28 29 30
PART II.	Other Information Item 2. Changes in Securities Item 6. Exhibits and Reports on Form 8-K	31 33
	Signatures	33

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1.  Unaudited Condensed Financial Statements

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

AMERICAN HOSPITAL RESOURCES, INC.

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

June 30,

December 31,

2004

2003

_____________

_____________

CURRENT ASSETS:

Cash

$

129

$

5

_____________

_____________

Total Current Assets

129

5

_____________

_____________

OTHER ASSETS:

Deferred loan costs

6,916

10,503

Deferred stock offering costs

1,084,609

1,069,609

_____________

_____________

Total Other Assets

1,091,525

1,080,112

_____________

_____________

$

1,091,654

$

1,080,117

_____________

_____________

[Continued]

AMERICAN HOSPITAL RESOURCES, INC.

UNAUDITED CONDENSED BALANCE SHEETS

[Continued]

LIABILITIES AND STOCKHOLDERS' EQUITY

June 30,

December 31,

2004

2003

_____________

_____________

CURRENT LIABILITIES:

Accounts payable

$

87,493

$

91,570

Liability incurred to repurchase common stock

85,250

85,250

Dividends payable

132,264

68,840

Accrued interest

12,957

3,755

Convertible notes payable, net of discounts totaling

  $66,378 and $100,800, respectively

137,467

43,045

_____________

_____________

Total Current Liabilities

455,431

292,460

COMMITMENTS AND CONTINGENCIES [See Note 14]

-

-

_____________

_____________

Total Liabilities

455,431

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

Additional paid-in capital

1,163,341

1,103,341

Retained earnings (deficit)

(10,753,196)

(9,754,136)

_____________

_____________

Total Stockholders' Equity

636,223

787,657

_____________

_____________

$

1,091,654

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

Ended June 30,

Ended June 30,

____________________

____________________

2004

2003

2004

2003

_________

_________

_________

_________

 [Restated]

 [Restated]

REVENUES

$

-

$

-

$

-

$

-

EXPENSES:

General and administrative

57,335

302,556

800,537

348,004

Costs of unsuccessful NIPSI acquisition

-

2,006

-

2,006

Costs of unsuccessful RXS acquisition

-

7,600

-

7,600

_________

_________

_________

_________

Total Expenses

57,335

312,162

800,537

357,610

_________

_________

_________

_________

LOSS BEFORE OTHER EXPENSE

(57,335)

(312,162)

(800,537)

(357,610)

OTHER EXPENSE:

Interest expense

(61,353)

-

(113,463)

-

_________

_________

_________

_________

LOSS BEFORE INCOME TAXES

(118,688)

(312,162)

(914,000)

(357,610)

CURRENT TAX EXPENSE

-

-

-

-

DEFERRED TAX EXPENSE

-

-

-

-

_________

_________

_________

_________

LOSS FROM CONTINUING

OPERATIONS

(118,688)

(312,162)

(914,000)

(357,610)

_________

_________

_________

_________

DISCONTINUED OPERATIONS:

Loss from operations of discontinued

  hospital management consulting

  business (including gain on disposal

  of $0, $0, $0 and $0, respectively)

-

(36,089)

-

(77,479)

Income tax benefit

-

-

-

-

_________

_________

_________

_________

LOSS FROM DISCONTINUED

OPERATIONS

-

(36,089)

-

(77,479)

_________

_________

_________

_________

NET LOSS

$

(118,688)

$

(348,251)

$

(914,000)

$

(435,089)

_________

_________

_________

_________

BENEFICIAL CONVERSION

FEATURE OF PREFERRED STOCK

EQUIVALENT TO A DIVIDEND

-

(324,775)

(14,189)

(324,775)

DIVIDEND REQUIREMENTS OF

PREFERRED STOCK

(35,738)

(760)

(70,871)

(760)

_________

_________

_________

_________

NET LOSS AVAILABLE TO COMMON

SHAREHOLDERS

$

(154,426)

$

(673,786)

$

(999,060)

$

(760,624)

_________

_________

_________

_________

LOSS PER COMMON SHARE:

Continuing operations

$

(.01)

$

(.07)

$

(.08)

$

(.08)

Discontinued operations

-

(.00)

-

(.01)

_________

_________

_________

_________

Net Loss Per Common Share

$

(.01)

$

(.07)

$

(.08)

$

(.09)

_________

_________

_________

_________

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN HOSPITAL RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months

Ended June 30,

____________________

2004

2003

__________

__________

 [Restated]

Cash Flows from Operating Activities:

Net loss

$

(914,000)

$

(435,089)

Adjustments to reconcile net loss to net cash used by

  operating activities:

Amortization of deferred loan costs

9,839

-

Amortization of discounts on notes payable

94,422

-

Depreciation

-

196

Non-cash services for stock

729,618

251,000

Changes in assets and liabilities:

Decrease in prepaid expense

-

30,075

Increase in accounts payable

25,305

23,212

Increase in accrued expenses

-

23,567

Increase in accrued interest

9,202

-

_________

_________

Net Cash (Used) by Operating Activities

(45,614)

(107,039)

_________

_________

Cash Flows from Investing Activities:

Proceeds received on advance to NIPSI

-

15,000

Payments for property and equipment

-

(1,414)

_________

_________

Net Cash (Used) by Investing Activities

-

13,586

_________

_________

Cash Flows from Financing Activities:

Payments for deferred loan costs

(6,252)

-

Proceeds allocated to beneficial conversion feature of

  notes payable

60,000

-

Payments of stock offering costs

(16,563)

(5,990)

Proceeds from sale of Class A preferred stock

15,000

61,500

Proceeds from sale of Class C preferred stock

-

32,000

Proceeds from sale of common stock

1,000

10,000

Payments of dividends

(7,447)

-

_________

_________

Net Cash Provided by Financing Activities

45,738

97,510

_________

_________

Net Increase in Cash

124

4,057

Cash at Beginning of the Period

5

6,779

_________

_________

Cash at End of the Period

$

129

$

10,836

_________

_________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

Interest

$

-

$

-

Income taxes

$

-

$

-

 [Continued]

AMERICAN HOSPITAL RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

[Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the six months ended June 30, 2004:

The Company amortized $94,422 of discounts on notes payable and $9,839 of deferred loan costs as interest expense.

The Company recorded dividends payable of $70,871 for the dividend requirements of its preferred stock.

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

For the six months ended June 30, 2003:

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

In May 2003, the Company issued 20,000 shares of Class A preferred stock for a subscription receivable of $10,000.

In May 2003, shareholders of the Company converted 505,010 shares of Class A preferred stock into 2,525,050 shares of common stock.

In June 2003, the Company issued 5,300 shares of Class A preferred stock for a subscription receivable of $10,000.

The Company recorded dividends payable of $760 for the dividend requirements of its preferred stock.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003 audited financial statements.  The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

Property and Equipment - Property and equipment are stated at cost.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets of five to ten years.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its property and equipment for impairment.  Depreciation expense for the six months ended June 30, 2004 and 2003 was $0 and $196, respectively.

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.”  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.  The Company had capitalized a total of $2,955 of website costs which were written off in the disposal of AHR Subsidiary.  The Company did not incur any planning costs and did not record any research and development costs for the six months ended June 30, 2004 and 2003.

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

For the Three Months

For the Six Months

Ended June 30,

Ended June 30,

____________________

____________________

2004

2003

2004

2003

_________

_________

_________

_________

 [Restated]

 [Restated]

Net loss, as reported

$

(118,688)

$

(348,251)

$

(914,000)

$

(435,089)

Add: Stock-based employee

  compensation expense

  included in reported net loss

-

-

-

-

Deduct: Total stock-based

  employee compensation

  expense determined under fair

  value based method

-

-

-

-

_________

_________

_________

_________

Pro forma net loss

$

(118,688)

$

(348,251)

$

(914,000)

$

(435,089)

_________

_________

_________

_________

Loss per common share,

  as reported

$

(.01)

$

(.07)

$

(.08)

$

(.09)

Loss per common share,

  pro forma

$

(.01)

$

(.07)

$

(.08)

$

(.09)

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” [See Note 10].

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

Reclassification - The financial statements for periods prior to June 30, 2004 have been reclassified to conform to the headings and classifications used in the June 30, 2004 financial statements.

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

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - DISCONTINUED OPERATIONS

On December 22, 2003, the Company discontinued its hospital management consulting business.  The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  At June 30, 2004 and December 31, 2003, the Company had no assets or liabilities associated with its discontinued hospital management consulting business.  The Company effected the disposal of its discontinued operations by repurchasing 2,131,249 shares of common stock for $85,250 and obtained a court order to cancel the remaining 1,065,624 shares previously issued to acquire AHR Subsidiary.

The following is a summary of the results of operations of the Company’s discontinued hospital management consulting business:

For the Three Months

For the Six Months

Ended June 30,

Ended June 30,

____________________

____________________

2004

2003

2004

2003

_________

_________

_________

_________

 [Restated]

 [Restated]

Revenue

$

-

$

-

$

-

$

-

General and administrative

-

(36,089)

-

(77,479)

_________

_________

_________

_________

Net loss

$

-

$

(36,089)

$

-

$

(77,479)

_________

_________

_________

_________

NOTE 6 - GOODWILL

The Company has no indefinite-life or definite-life intangible assets.  The following is a summary of the transactions affecting the Company’s goodwill.

For the Three Months

For the Six Months

Ended June 30,

Ended June 30,

____________________

____________________

2004

2003

2004

2003

_________

_________

_________

_________

 [Restated]

 [Restated]

Goodwill at beginning of period

$

-

$

60,321

$

-

$

60,321

_________

_________

_________

_________

Goodwill at end of period

$

-

$

60,321

$

-

$

60,321

_________

_________

_________

_________

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Company has sold convertible notes payable totaling $203,845 and recorded discounts totaling $203,845 due to the beneficial conversion feature of the notes.  The discounts are being amortized over the term of the respective note.  For the six months ended June 30, 2004 and 2003, respectively, the Company amortized $94,422 and $0 of the discounts on notes payable as interest expense.

The Company has paid a total of $21,240 to consultants for negotiating the notes payable.  These costs have been deferred and are being amortized over the term of the respective note.  For the six months ended June 30, 2004 and 2003, respectively, the Company amortized $9,839 and $0 of the deferred loan costs as interest expense.

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE [Continued]

For the six months ended June 30, 2004 and 2003, respectively, interest expense on notes payable amounted to $113,463 and $0.

The Company has the following one-year 10% convertible notes payable to a corporation at:

June 30,

December 31,

2004

2003

_____________

_____________

$10,000 note payable maturing in August 2004 convertible

into common stock at $.29 per share secured by 100,000

shares of the Company’s common stock, net of discounts

of $833 and $5,832, respectively

$

9,167

$

4,168

$20,000 note payable maturing in September 2004

convertible into common stock at $.265 per share secured

by 200,000 shares of the Company’s common stock, net

of discounts of $3,333 and $13,333, respectively

16,667

6,667

$10,000 note payable maturing in September 2004

convertible into common stock at $.38 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $1,667 and $6,667, respectively

8,333

3,333

$24,000 note payable maturing in September 2004

convertible into common stock at $.36 per share secured

by 250,000 shares of the Company’s common stock, net

of discounts of $4,000 and $16,000, respectively

20,000

8,000

$10,000 note payable maturing in September 2004

convertible into common stock at $.37 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $1,667 and $6,667, respectively

8,333

3,333

$11,000 note payable maturing in September 2004

convertible into common stock at $.485 per share secured

by 150,000 shares of the Company’s common stock, net

of discounts of $1,833 and $7,333, respectively

9,167

3,667

$21,345 note payable maturing in October 2004

convertible into common stock at $.435 per share secured

by 213,345 shares of the Company’s common stock, net

of discounts of $5,336 and $16,009, respectively

16,009

5,336

$10,000 note payable maturing in October 2004

convertible into common stock at $.42 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $2,500 and $7,500, respectively

7,500

2,500

$10,000 note payable maturing in October 2004

convertible into common stock at $.45 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $2,500 and $7,500, respectively

7,500

2,500

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE [Continued]

June 30,

December 31,

2004

2003

_____________

_____________

$10,000 note payable maturing in October 2004

convertible into common stock at $.40 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $2,500 and $7,500, respectively

7,500

2,500

$5,000 note payable maturing in November 2004

convertible into common stock at $.375 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $1,667 and $4,167, respectively

3,333

833

$2,500 note payable maturing in December 2004

convertible into common stock at $.18 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $1,042 and $2,292, respectively

1,458

208

$10,000 note payable maturing in February 2005

convertible into common stock at $.23 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $5,833 and $0, respectively

4,167

-

$10,000 note payable maturing in February 2005

convertible into common stock at $.27 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $5,833 and $0, respectively

4,167

-

$10,000 note payable maturing in February 2005

convertible into common stock at $.325 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $5,833 and $0, respectively

4,167

-

$16,000 note payable maturing in March 2005 convertible

into common stock at $.51 per share secured by 160,000

shares of the Company’s common stock, net of discounts

of $10,667 and $0, respectively

5,333

-

$10,000 note payable maturing in March 2005 convertible

into common stock at $.425 per share secured by 100,000

shares of the Company’s common stock, net of discounts

of $6,667 and $0, respectively

3,333

-

$4,000 note payable maturing in March 2005 convertible

into common stock at $.50 per share secured by 40,000

shares of the Company’s common stock, net of discounts

of $2,667 and $0, respectively

1,333

-

_____________

_____________

137,467

43,045

Less current portion

(137,467)

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

Class A Preferred Stock - Class A preferred stock is only available to the Company’s management, directors and existing shareholders.  Each share of Class A preferred stock has the voting rights of five shares of common stock and is convertible at the shareholder’s option into five shares of common stock.  If shares of the Class A preferred stock are required to be converted as part of a sale or merger of the Company, then each share of Class A preferred stock was convertible into 5.5 shares of common stock.  Each share of Class A preferred stock was entitled to receive a $.0575 annual dividend payable monthly.  The total annual dividend for all shares of Class A preferred stock was limited to 50% of the Company’s earnings before interest, taxes, depreciation and amortization for the year and the monthly payments were adjusted accordingly.  For the six months ended June 30, 2003, the Company had negative earnings before interest, taxes, depreciation and amortization; therefore, no dividends were due on the Class A preferred stock through June 30, 2003.  In June 2003, the Company’s Board of Directors modified the mandatory conversion and dividend provisions of the Class A preferred stock.  Effective July 1, 2003, if there is a merger, reorganization, recapitalization or similar event in which the Company is not the surviving entity, then each share of Class A preferred stock will be converted into 5.5 shares of common stock.  Effective July 1, 2003, each share of Class A preferred stock is entitled to receive a cumulative $.0575 annual dividend payable monthly with no limitation based on earnings.  For the six months ended June 30, 2004 and 2003, respectively, the Company has recorded $64,015 and $0 in dividends payable on Class A preferred stock.  At June 30, 2004 and December 31, 2003, respectively, the Company owed $125,239 and $61,224 in dividends payable on Class A preferred stock.

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

Class B Preferred Stock - Class B preferred stock is only available to parties who sell a business to the Company.  Each share of Class B preferred stock has no voting rights and is convertible into five shares of common stock.  Each share of Class B preferred stock is entitled to receive a cumulative 6% annual dividend payable quarterly based on the purchase price paid to the Company or the consideration received by the Company.  Class B preferred stock may not be transferred without the express written consent of the Company.  At June 30, 2004 and December 31, 2003, no shares of Class B preferred stock had been issued.

Class C Preferred Stock - Each share of Class C preferred stock has no voting rights and is entitled to receive a cumulative $.475 annual dividend payable quarterly.  Each share of Class C preferred stock is convertible at the shareholder’s option into five shares of common stock after a two-year waiting period following issuance.  If there is a merger, reorganization, recapitalization or similar event in which the Company is not the surviving entity, then each share of Class C preferred stock will be converted into five shares of common stock.  Class C preferred stock may not be transferred without the express written consent of the Company.  For the six months ended June 30, 2004 and 2003, respectively, the Company has recorded $6,856 and $760 in dividends payable on Class C preferred stock.  At June 30, 2004 and December 31, 2003, respectively, the Company owed $7,025 and $7,616 in dividends payable on Class C preferred stock.

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

Proposed Stock Offering - The Company is proposing to sell up to $10,000,000 of its previously authorized but unissued common stock through an Equity Line of Credit Agreement.  At June 30, 2004, no shares had been sold.  However, the Company has recorded $1,084,609 in deferred stock offering costs which will be offset against the proceeds of the offering.  In the event that the offering is unsuccessful or cancelled, the deferred stock offering costs will be written off to expense [See Note 14].

Stock Options - In November 2002, the Company granted 2,000,000 options to purchase common stock at $.50 per share for services rendered valued at $882,400.  The options vested immediately and are exercisable for three years.  At June 30, 2004, none of these options had been exercised, forfeited or cancelled.

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

For the Three Months Ended June 30,

For the Six Months Ended June 30,

__________________________________

__________________________________

2004

2003

2004

2003

________________

________________

________________

________________

[Restated]

[Restated]

Weighted

Weighted

Weighted

Weighted

Average

Average

Average

Average

Exercise

Exercise

Exercise

Exercise

Shares

Price

Shares

Price

Shares

Price

Shares

Price

_______

_______

_______

_______

_______

_______

_______

_______

Outstanding at beginning of period

2,000,000

$

.50

2,020,000

$

.50

2,020,000

$

.50

2,020,000

$

.50

Granted

-

-

-

-

-

-

-

-

Exercised

-

-

-

-

20,000

.05

-

-

Forfeited

-

-

-

-

-

-

-

-

Expired

-

-

-

-

-

-

-

-

_______

_______

_______

_______

_______

_______

_______

_______

Outstanding at end of period

2,000,000

$

.50

2,020,000

$

.50

2,000,000

$

.50

2,020,000

$

.50

_______

_______

_______

_______

_______

_______

_______

_______

Weighted average fair value of

  options granted during the period

-

$

-

-

$

-

-

$

-

-

$

-

_______

_______

_______

_______

_______

_______

_______

_______

A summary of the status of the options outstanding at June 30, 2004 is presented below:

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

1.3 years

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

In December 2003, the Company’s Board of Directors authorized the 2004 Stock Bonus Pool which consists of 1,000,000 warrants to purchase common stock at $.25 per share.  Further, the Company granted 200,000 warrants to purchase common stock from the 2004 Stock Bonus Pool to directors for services rendered valued at $4,000.  The warrants vested immediately and are exercisable at $.25 per share for five years.  At June 30, 2004, none of these warrants had been exercised, forfeited or cancelled.

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - COMMON STOCK, OPTIONS AND WARRANTS [Continued]

In December 2002, the Company’s Board of Directors authorized the 2003 Stock Bonus Pool which consisted of 1,000,000 warrants to purchase common stock at $.25 per share.  Further, the Company granted 300,000 warrants to purchase common stock from the 2003 Stock Bonus Pool to directors and NIPSI personnel for services rendered valued at $19,577.  The warrants vested immediately and are exercisable at $.25 per share for five years.  In 2004, the Company obtained a court order to cancel 75,000 of the warrants [See Note 14].  At June 30, 2004, none of the remaining 225,000 warrants had been exercised, forfeited or cancelled.

A summary of the status of the warrants granted under the Company’s Incentive Stock Bonus Plan is presented below.

For the Three Months Ended June 30,

For the Six Months Ended June 30,

__________________________________

__________________________________

2004

2003

2004

2003

________________

________________

________________

________________

[Restated]

[Restated]

Weighted

Weighted

Weighted

Weighted

Average

Average

Average

Average

Exercise

Exercise

Exercise

Exercise

Shares

Price

Shares

Price

Shares

Price

Shares

Price

_______

_______

_______

_______

_______

_______

_______

_______

Outstanding at beginning of period

425,000

$

.25

300,000

$

.25

425,000

$

.25

300,000

$

.25

Granted

-

$

-

-

-

-

$

-

-

$

-

Exercised

-

$

-

-

-

-

$

-

-

$

-

Forfeited

-

$

-

-

-

-

$

-

-

$

-

Expired

-

$

-

-

-

-

$

-

-

$

-

_______

_______

_______

_______

_______

_______

_______

_______

Outstanding at end of period

425,000

$

.25

300,000

$

.25

425,000

$

.25

300,000

$

.25

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

A summary of the status of the warrants outstanding under the Company’s Incentive Stock Bonus Plan at June 30, 2004 is presented below:

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

3.5 years

$

.25

225,000

$

.25

$

.25

200,000

4.5 years

$

.25

200,000

$

.25

___________

___________

______________

______________

_________

______________

$

.25

425,000

4.0 years

$

.25

425,000

$

.25

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At June 30, 2004, the Company has available unused net operating and capital loss carryforwards of approximately $1,591,000 and $294,000, respectively, which may be applied against future taxable income and which expire in various years through 2024 and 2008, respectively.  If certain substantial changes in the Company’s ownership should occur, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

At June 30, 2004, the total of all deferred tax assets is approximately $751,000 and the total of all deferred tax liabilities is $0.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $751,000 and $417,000 at June 30, 2004 and December 31, 2003, respectively.  The change in the valuation allowance for the six months ended June 30, 2004 is approximately $334,000.

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) at:

June 30,

2004

_____________

Net operating loss carryover

$

633,696

Capital loss carryover

117,253

_____________

Total deferred tax asset

$

750,949

_____________

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES [Continued]

The components of income tax expense from continuing operations consisted of the following for the six months ended:

June 30,

June 30,

2004

2003

_____________

_____________

 [Restated]

Current income tax expense:

Federal

$

-

$

-

State

-

-

_____________

_____________

Current tax expense

$

-

$

-

_____________

_____________

Deferred tax expense (benefit) arising from:

Excess of tax over financial

  accounting depreciation

$

-

$

811

Accrued compensation

-

(9,388)

Net operating loss carryover

(334,043)

(164,040)

Valuation allowance

334,043

172,617

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

June 30,

June 30,

2004

2003

_____________

_____________

 [Restated]

Computed tax at the expected

  federal statutory rate

34.00%

34.00%

State income taxes, net of federal benefit

5.83

5.83

Other

(3.28)

(.16)

Valuation allowance

(36.55)

(39.67)

_____________

_____________

Effective income tax rates

0.00%

0.00%

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

NOTE 12 - RELATED PARTY TRANSACTIONS

Deposit from NIPSI - In January and February 2003, during the period that the Company operated the assets of NIPSI pursuant to an asset purchase agreement [See Notes 3 and 14], the Company received $70,000 from NIPSI as reimbursement of costs incurred as part of the unsuccessful NIPSI acquisition.  At June 30, 2004, the Company has completely used the deposit to offset expenses of the unsuccessful NIPSI acquisition.

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

Management Compensation - During the six months ended June 30, 2004 and 2003, respectively, the Company expensed $0 and $61,500 as compensation to its former Chief Executive Officer.

Office Space - The Company rents office space from its Chief Executive Officer on an as-needed, month-to-month basis.  Total rents to the Chief Executive Officer amounted to $500 and $0 for the six months ended June 30, 2004 and 2003, respectively.

Beginning October 1, 2002, the Company paid its former Chief Executive Officer $500 per month on a month-to-month basis for use of his office space.  Total rents to the former Chief Executive Officer amounted to $0 and $3,000 for the six months ended June 30, 2004 and 2003, respectively.

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS [Continued]

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

NOTE 13 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods:

For the Three Months

For the Six Months

Ended June 30,

Ended June 30,

____________________

____________________

2004

2003

2004

2003

_________

_________

_________

_________

 [Restated]

 [Restated]

Net loss from continuing operations

  available to common shareholders

  (numerator)

$

(154,426)

$

(637,697)

$

(999,060)

$

(683,145)

Net loss from discontinued operations

  (numerator)

-

(36,089)

-

(77,479)

_________

_________

_________

_________

Net loss available to common

  shareholders (numerator)

$

(154,426)

$

(673,786)

$

(999,060)

$

(760,624)

_________

_________

_________

_________

Weighted average number of common

  shares outstanding used in loss per

  common share for the period

  (denominator)

12,409,327

9,373,474

12,106,140

8,510,089

_________

_________

_________

_________

At June 30, 2004, the Company had 2,000,000 outstanding options, 425,000 outstanding warrants, notes payable convertible into 610,689 shares, 2,213,345 shares issuable as collateral on notes payable and preferred stock convertible into 11,382,575 shares of common stock which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive.  At June 30, 2003, the Company had 2,020,000 outstanding options, 300,000 outstanding warrants and preferred stock convertible into 12,448,450 shares of common stock which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted loss per share.

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Potential Stock Issuances - The Company has signed notes payable totaling $203,845 which call for the Company to issue 2,213,345 shares of common stock as collateral; however, none of the shares had been issued at June 30, 2004.

Consulting Agreement - On April 1, 2002, the Company signed three-year consulting agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. (collectively “Consultants”).  The agreements call for the Company to pay $10,000 per month for consulting services.  In August 2002, the Company issued 480,000 shares of common stock to Consultants for services valued at $120,000 [See Note 9].  During the six months ended June 30, 2004 and 2003, the services rendered by Consultants under these agreements amounted to $30,000 and $60,000, respectively.

Equity Line of Credit Agreement - On November 4, 2002, the Company signed an Equity Line of Credit Agreement with Cornell Capital Partners, LP (“Cornell”).  The agreement calls for the Company to sell up to $10,000,000 of common stock to Cornell at 95% of the closing bid price for the five preceding trading days.  The agreement requires that the shares of common stock be registered with the Securities and Exchange Commission and that the shares be sold in intervals over a two-year period commencing after such registration is effective.  The agreement also states that, at the time of each stock sale transaction, the Company will pay $500 in legal fees and pay Cornell 7% of the proceeds received.  In 2003, the Company issued 1,200,000 shares of common stock as payment of a commitment fee of $290,000 and paid $10,000 in legal fees which are classified as deferred stock offering costs.  The Company also paid $757,000 to consultants who negotiated the agreement which are also classified as deferred stock offering costs [See Below].  At June 30, 2004, the Company had deferred stock offering costs totaling $1,084,609 consisting of $782,000 in consulting fees, a $290,000 commitment fee and $12,609 in legal fees.  At June 30, 2004, no shares had been sold under this agreement.

Financing Agreements - In March 2003, the Company retained Douglas A. Jackson to negotiate a 5-year $6,000,000 loan for the Company.  The Company agreed to pay $12,500 plus 5% of the proceeds received by the Company.  During the six months ended June 30, 2004 and 2003, respectively, the Company paid $0 and $12,500 for services rendered by Douglas A. Jackson under this agreement.

In February 2003, the Company retained Douglas A. Jackson to negotiate a line of credit for the Company.  The Company agreed to pay $5,000 plus 5% of the proceeds received by the Company.  During the six months ended June 30, 2004 and 2003, respectively, the Company paid $0 and $5,000 for services rendered by Douglas A. Jackson under this agreement.

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

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES [Continued]

Possible Legal Action - In March 2003, the Company was notified that Pre-Employment Screening, Inc., Lawrence J. Altman, Gateway Legal Services, Inc. and Fun Services of Kansas City plan to file suit to seek $12,000 for alleged violations of the Telephone Consumer Protection Act.  As of June 30, 2004, the Company has not been formally served and no legal actions have commenced.  The Company denies the allegations and intends to vigorously defend themselves in this matter.  No accrual for possible losses or settlements has been recorded in the accompanying financial statements.

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

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES [Continued]

Management Agreement - In March 2004, the Company signed a Management Agreement with Judah Feigenbaum (“JF”) to act as an agent of the Company through July 15, 2004.  The agreement calls for the Company to pay $24,000 plus 3% of the consideration of any pharmacy acquisitions completed through March 2005.  During the six months ended June 30, 2004 and 2003, the services rendered by JF under the agreement amounted to $6,000 and $0, respectively.

NOTE 15 - SUBSEQUENT EVENTS

Proposed Stock Offering - The Company is proposing to sell up to $10,000,000 of its previously authorized but unissued common stock through an Equity Line of Credit Agreement [See Notes 9 and 14].

NOTE 16 - RESTATEMENT

The Company previously issued June 30, 2003 financial statements which have been restated to reflect that the Company was unable to close its acquisition of RX Solutions, Inc. [See Note 2].  The following schedule provides disclosure of the effects of the restatement.

For the Three Months Ended

For the Six Months Ended

June 30, 2003

June 30, 2003

_________________________________

_________________________________

As previously

As previously

reported

As restated

Change

reported

As restated

Change

__________

__________

__________

__________

__________

__________

Total assets

$

3,511,106

$

1,133,727

$

(2,377,379)

$

3,511,106

$

1,133,727

$

(2,377,379)

__________

__________

__________

__________

__________

__________

Total equity

(deficit)

$

774,942

$

(111,902)

$

(886,844)

$

774,942

$

(111,902)

$

(886,844)

__________

__________

__________

__________

__________

__________

Net income (loss)

$

3,983

$

(348,251)

$

(352,234)

$

(82,855)

$

(435,089)

$

(352,234)

__________

__________

__________

__________

__________

__________

Net loss per common

  share

$

(.01)

$

(.07)

$

(.06)

$

(.02)

$

(.09)

$

(.07)

__________

__________

__________

__________

__________

__________

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

Nature of Business

American Hospital Resources provided consulting and management services to hospitals and other acute care facilities.  On December 22, 2003 we discontinued our hospital management consulting business. The Company’s board of directors determined that the Company had not realized the expected benefits from the acquisition of AHR subsidiary and made the determination to seek to dispose of AHR subsidiary. As a result the Company repurchased 2,131,249 shares of common stock for $85,250 and obtained a court order to cancel the remaining 1,065,624 shares that were issued to AHR pursuant to the terms of the Reorganization agreement. AHR has since discontinued operations and has been dissolved by the State of Delaware.  All operations of AHR subsidiary have been reclassified to discontinued operations. We are continuing to focus on the acquisition and consolidation of profitable pharmacy outsourcing businesses that provide pharmacy management services and pharmaceutical supplies to acute care hospitals and long-term care facilities such as nursing homes and hospices.

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

Item 2.  Management’s Discussion and Analysis

Three Month Periods Ended June 30, 2004 and 2003

AMHR did not generate any revenue during the three months ended June 30, 2004 or during the three months ended June 30, 2003.  Total expenses during the three months ended June 30, 2003 period consisted of general and administrative expenses of $302,556, $2,006 in costs associated with the unsuccessful NIPSI acquisition, and $7,600 in costs associated with the unsuccessful RXS acquisition.  For the three months ended June 30, 2004, total expenses consisted of general and administrative expenses of $57,335. The Company recorded a loss from discontinued operations of $36,089 for the three months ended June 30, 2003.

For the three months ended June 30, 2004, we had a net loss of $118,688 compared to a net loss of $348,251 for the same period in 2003.

Liquidity and Capital Resources

At June 30, 2004, total current assets consisted of $129 in cash on hand compared to $5 in cash on hand at December 31, 2003.   Also at June 30, 2004, we had $6,916 in deferred loan costs and $1,084,609 in deferred stock offering costs for total other assets of $1,091,525 compared to $10,503 in deferred loan costs and $1,069,609 in deferred stock offering costs totaling $1,080,112 for total other assets at December 31, 2003.  The increase in assets is mainly attributable to loan proceeds.

At June 30, 2004, we had total liabilities of $455,431 compared to $292,460 at December 31, 2003.  The increase is mainly attributable to dividends payable on our preferred stock, increased accrued interest due on loans and an increase of convertible notes payable.

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

The Company has entered into an Equity Line of Credit Agreement with Cornell Capital Partners, LP.  The agreement requires Cornell to purchase up to $10,000,000 of the Company’s common stock at approximately 90% of market price.  The agreement allows the Company to make requests for funds in $150,000 increments every seven trading days over the next two years following registration of the underlying securities.  The agreement also provides for a commitment fee of approximately $290,000 of the Company’s common stock and other provisions.  As of June 30, 2004, the Company has not used this line of credit nor has it filed a registration statement.

Item 3.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this quarterly report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

PART II – OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Unless other wise noted, the following stock issues were offered in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

In March, 2004, the Company issued 8,108 shares of Class A preferred stock for cash of $15,000 with a beneficial conversion feature of $14,189 which has been accounted for as a dividend on the day of issue.

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

In December 2003, the Board of Directors authorized the 2004 Stock Bonus Pool which consists of 1,000,000 warrants to purchase common stock at $0.25 per share.  The Company granted 200,000 warrants to purchase common stock from the 2004 Stock Bonus Pool to directors for services rendered valued at $4,000.  The warrants vested immediately and are exercisable at $0.25 per share for a period of five years.  As of June 30, 2004, none of these warrants had been exercised, forfeited or cancelled.

On December 31, 2002, the Board of Directors adopted an Incentive Stock Bonus Plan.  The plan allows the company to grant 5-year warrants to purchase shares of common stock to directors, senior management and certain key employees.  Awards under this plan are to be determined by the Board of Directors.

Also in December 2002, the Board of Directors authorized the 2003 Stock Bonus Pool which consisted of 1,000,000 warrants to purchase common stock at $0.25 per share.  The Company also granted 300,000 warrants to purchase common stock from the 2003 Stock Bonus Pool to directors and NIPSI personnel for services rendered valued at $19,577.  The warrants vested immediately and are exercisable at $0.25 per share for five years.  In 2004, the Company obtained a court order to cancel 75,000 of the warrants.  At June 30, 2004, none of the remaining 225,000 warrants had been exercised, forfeited or cancelled.

On November 1, 2002, the Company granted a stock option to Spice Island Products Corp.  The option allows Spice Island to purchase up to 2,000,000 shares of the Company’s common stock at $0.50 per share at any time between November 1, 2002 and November 1, 2005.  As of the date of this report, no options have been exercised.

In March 2002, AMHR granted 10,000 stock options to Mark Buck and 10,000 stock options to Antione Gedeon, for their services as directors.  The options vested immediately and are exercisable at $.05 per share through March of 2004.  As of June 30, 2004, all 20,000 options have been exercised.

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

Date: August 16, 2004

/s/Mark Buck

Chief Executive Officer

Chief Financial Officer