Form 10QSB
period 2004-09-30
AMERICAN HOSPITAL RESOURCES INC
filed 2004-11-15
CIK 1127005

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 12,469,327 shares of common stock, no par value

Transitional Small Business Disclosure Format (Check one):

Yes _____ No    X

FORM 10-QSB

AMERICAN HOSPITAL RESOURCES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets – September 30, 2004 and December 31, 2003

Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2004 and 2003

Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2004 and 2003

Notes to Unaudited Condensed Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3-4 5 6-7 8-29 30 34
PART II.	Other Information Item 2. Changes in Securities Item 6. Exhibits and Reports on Form 8-K	34 36
	Signatures	37

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

AMERICAN HOSPITAL RESOURCES, INC.

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

September 30,

December 31,

2004

2003

_____________

_____________

CURRENT ASSETS:

Cash

$       80

$            5

_____________

_____________

Total Current Assets

80

5

_____________

_____________

OTHER ASSETS:

Deferred loan costs

3,213

10,503

Deferred stock offering costs

-

1,069,609

_____________

_____________

Total Other Assets

3,213

1,080,112

_____________

_____________

$  3,293

$ 1,080,117

_____________

_____________

[Continued]

AMERICAN HOSPITAL RESOURCES, INC.

UNAUDITED CONDENSED BALANCE SHEETS

[Continued]

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

September 30,

December 31,

2004

2003

_____________

_____________

CURRENT LIABILITIES:

Accounts payable

$ 128,533

$  91,570

Liability incurred to repurchase common stock

85,250

85,250

Dividends payable

164,574

68,840

Accrued interest

18,204

3,755

Convertible notes payable, net of discounts totaling

  $30,925 and $100,800, respectively

182,020

43,045

_____________

_____________

Total Current Liabilities

578,581

292,460

COMMITMENTS AND CONTINGENCIES [See Note 14]

-

-

_____________

_____________

Total Liabilities

578,581

292,460

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

143,496

143,496

Common stock, no par value, 100,000,000 shares

  authorized, 12,469,327 and 11,289,327 shares

  issued and outstanding, respectively

6,657,197

6,134,297

Additional paid-in capital

1,172,441

1,103,341

Retained earnings (deficit)

(11,989,707)

(9,754,136)

_____________

_____________

Total Stockholders' Equity (Deficit)

(575,288)

787,657

_____________

_____________

$        3,293

$  1,080,117

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

EXPENSES:

General and administrative

1,146,332

66,861

1,946,869

414,865

Costs of unsuccessful NIPSI acquisition

-

10,000

-

12,006

Costs of unsuccessful RXS acquisition

-

32,400

-

40,000

_________

_________

_________

_________

Total Expenses

1,146,332

109,261

1,946,869

466,871

_________

_________

_________

_________

LOSS BEFORE OTHER EXPENSE

(1,146,332)

(109,261)

(1,946,869)

(466,871)

OTHER EXPENSE:

Interest expense

(54,441)

(9,137)

(167,904)

(9,137)

_________

_________

_________

_________

LOSS BEFORE INCOME TAXES

(1,200,773)

(118,398)

(2,114,773)

(476,008)

CURRENT TAX EXPENSE

-

-

-

-

DEFERRED TAX EXPENSE

-

-

-

-

_________

_________

_________

_________

LOSS FROM CONTINUING

OPERATIONS

(1,200,773)

(118,398)

(2,114,773)

(476,008)

_________

_________

_________

_________

DISCONTINUED OPERATIONS:

Loss from operations of discontinued

  hospital management consulting

  business (including gain on disposal

  of $0, $0, $0 and $0, respectively)

-

(55,633)

-

(133,112)

Income tax benefit

-

-

-

-

_________

_________

_________

_________

LOSS FROM DISCONTINUED

OPERATIONS

-

(55,633)

-

(133,112)

_________

_________

_________

_________

NET LOSS

$ (1,200,773)

$  (174,031)

$ (2,114,773)

$  (609,120)

_________

_________

_________

_________

BENEFICIAL CONVERSION

FEATURE OF PREFERRED STOCK

EQUIVALENT TO A DIVIDEND

-

-

(14,189)

(324,775)

DIVIDEND REQUIREMENTS OF

PREFERRED STOCK

(35,738)

(34,040)

(106,609)

(34,800)

_________

_________

_________

_________

NET LOSS AVAILABLE TO COMMON

SHAREHOLDERS

$

(1,236,511)

$

(208,071)

$

(2,235,571)

$

(968,695)

_________

_________

_________

_________

LOSS PER COMMON SHARE:

Continuing operations

$    (.10)

$    (.01)

$    (.18)

$    (.09)

Discontinued operations

-

(.01)

-

(.01)

_________

_________

_________

_________

Net Loss Per Common Share

$    (.10)

$    (.02)

$    (.18)

$    (.10)

_________

_________

_________

_________

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN HOSPITAL RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months

Ended September 30,

____________________

2004

2003

__________

__________

 [Restated]

Cash Flows from Operating Activities:

Net loss

$ (2,114,773)

$  (609,120)

Adjustments to reconcile net loss to net cash used by

  operating activities:

Amortization of deferred loan costs

14,480

825

Amortization of discounts on notes payable

138,975

7,917

Depreciation

-

295

Non-cash expense

1,084,609

-

Non-cash services for stock

745,518

251,000

Changes in assets and liabilities:

Decrease in prepaid expense

-

30,075

Increase in accounts payable

66,345

38,086

Increase in accrued expenses

-

64,722

Increase in accrued interest

14,449

395

_________

_________

Net Cash (Used) by Operating Activities

(50,397)

(215,805)

_________

_________

Cash Flows from Investing Activities:

Proceeds received on advance to NIPSI

-

15,000

Payments for property and equipment

-

(1,414)

_________

_________

Net Cash (Used) by Investing Activities

-

13,586

_________

_________

Cash Flows from Financing Activities:

Payments for deferred loan costs

(7,190)

(8,857)

Proceeds allocated to beneficial conversion feature of

  notes payable

69,100

85,000

Payments of stock offering costs

(16,563)

(16,015)

Proceeds from sale of Class A preferred stock

15,000

81,500

Proceeds from sale of Class C preferred stock

-

44,000

Proceeds from sale of common stock

1,000

10,000

Payments of dividends

(10,875)

-

_________

_________

Net Cash Provided by Financing Activities

50,472

195,628

_________

_________

Net Increase in Cash

75

(6,591)

Cash at Beginning of the Period

5

6,779

_________

_________

Cash at End of the Period

$       80

$      188

_________

_________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

Interest

$          -

$          -

Income taxes

$          -

$          -

 [Continued]

AMERICAN HOSPITAL RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

[Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the nine months ended September 30, 2004:

The Company amortized $138,975 of discounts on notes payable and $14,480 of deferred loan costs as interest expense.

The Company recorded dividends payable of $106,609 for the dividend requirements of its preferred stock.

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

In August and September 2004, the Company sold convertible notes payable totaling $9,100 and recorded discounts totaling $9,100 for the beneficial conversion feature of the notes.

In August and September 2004, the Company issued a total of 60,000 shares of common stock for services valued at a total of $15,900.

In September 2004, the Company abandoned its proposed stock offering [See Note 14] and wrote off the deferred stock offering costs of $1,084,609 directly to general and administrative expense.

For the nine months ended September 30, 2003:

The Company amortized $7,917 of discounts on notes payable and $825 of deferred loan costs as interest expense.

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

In August and September 2003, the Company sold convertible notes payable totaling $85,000 and recorded discounts totaling $85,000 for the beneficial conversion feature of the notes.

In September 2003, the Company issued 173,747 shares of Class C preferred stock to a third party in exchange for payment of liabilities totaling $868,735 which were owed to shareholders of the Company.

The Company recorded dividends payable of $34,800 for the dividend requirements of its preferred stock.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2003 audited financial statements.  The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

Cash and Cash Equivalents - The Company considers all highly-liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

Property and Equipment - Property and equipment are stated at cost.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets of five to ten years.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its property and equipment for impairment.  Depreciation expense for the nine months ended September 30, 2004 and 2003 was $0 and $295, respectively.

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.”  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.  The Company had capitalized a total of $2,955 of website costs which were written off in the disposal of AHR Subsidiary.  The Company did not incur any planning costs and did not record any research and development costs for the nine months ended September 30, 2004 and 2003.

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

For the Three Months

For the Nine Months

Ended September 30,

Ended September 30,

____________________

____________________

2004

2003

2004

2003

_________

_________

_________

_________

 [Restated]

 [Restated]

Net loss, as reported

$

(1,200,773)

$ (174,031)

$

(2,114,773)

$ (609,120)

Add: Stock-based employee

  compensation expense

  included in reported net loss

-

-

-

-

Deduct: Total stock-based

  employee compensation

  expense determined under fair

  value based method

-

-

-

-

_________

_________

_________

_________

Pro forma net loss

$

(1,200,773)

$ (174,031)

$

(2,114,773)

$ (609,120)

_________

_________

_________

_________

Loss per common share,

  as reported

$     (.10)

$     (.02)

$     (.18)

$     (.10)

Loss per common share,

  pro forma

$     (.10)

$     (.02)

$     (.18)

$     (.10)

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

Reclassification - The financial statements for periods prior to September 30, 2004 have been reclassified to conform to the headings and classifications used in the September 30, 2004 financial statements.

NOTE 2 - ACQUISITION AND CANCELLATION OF ACQUISITION OF RXS

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

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - DISCONTINUED OPERATIONS

On December 22, 2003, the Company discontinued its hospital management consulting business.  The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  At September 30, 2004 and December 31, 2003, the Company had no assets or liabilities associated with its discontinued hospital management consulting business.  The Company effected the disposal of its discontinued operations by repurchasing 2,131,249 shares of common stock for $85,250 and obtained a court order to cancel the remaining 1,065,624 shares previously issued to acquire AHR Subsidiary.

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

General and administrative

-

(55,633)

-

(133,112)

_________

_________

_________

_________

Net loss

$           -

$  (55,633)

$           -

$ (133,112)

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

_________

_________

_________

_________

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Company has sold convertible notes payable totaling $212,945 and recorded discounts totaling $212,945 due to the beneficial conversion feature of the notes.  The discounts are being amortized over the term of the respective note.  For the nine months ended September 30, 2004 and 2003, respectively, the Company amortized $138,975 and $7,917 of the discounts on notes payable as interest expense.

The Company has paid a total of $22,178 to consultants for negotiating the notes payable.  These costs have been deferred and are being amortized over the term of the respective note.  For the nine months ended September 30, 2004 and 2003, respectively, the Company amortized $14,480 and $825 of the deferred loan costs as interest expense.

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE [Continued]

For the nine months ended September 30, 2004 and 2003, respectively, interest expense on notes payable amounted to $167,904 and $9,137.

The Company has the following one-year 10% convertible notes payable at:

September 30,

December 31,

2004

2003

_____________

_____________

$10,000 note payable due in August 2004 convertible

into common stock at $.29 per share secured by 100,000

shares of the Company’s common stock currently in

default, net of discounts of $0 and $5,832, respectively

$  10,000

$   4,168

$20,000 note payable due in September 2004 convertible

into common stock at $.265 per share secured by

200,000 shares of the Company’s common stock

currently in default, net of discounts of $0 and $13,333,

respectively

20,000

6,667

$10,000 note payable due in September 2004 convertible

into common stock at $.38 per share secured by 100,000

shares of the Company’s common stock currently in

default, net of discounts of $0 and $6,667, respectively

10,000

3,333

$24,000 note payable due in September 2004 convertible

into common stock at $.36 per share secured by 250,000

shares of the Company’s common stock currently in

default, net of discounts of $0 and $16,000, respectively

24,000

8,000

$10,000 note payable due in September 2004 convertible

into common stock at $.37 per share secured by 100,000

shares of the Company’s common stock currently in

default, net of discounts of $0 and $6,667, respectively

10,000

3,333

$11,000 note payable due in September 2004 convertible

into common stock at $.485 per share secured by 150,000

shares of the Company’s common stock currently in

default, net of discounts of $0 and $7,333, respectively

11,000

3,667

$21,345 note payable maturing in October 2004

convertible into common stock at $.435 per share secured

by 213,345 shares of the Company’s common stock, net

of discounts of $0 and $16,009, respectively

21,345

5,336

$10,000 note payable maturing in October 2004

convertible into common stock at $.42 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $0 and $7,500, respectively

10,000

2,500

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE [Continued]

September 30,

December 31,

2004

2003

_____________

_____________

$10,000 note payable maturing in October 2004

convertible into common stock at $.45 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $0 and $7,500, respectively

10,000

2,500

$10,000 note payable maturing in October 2004

convertible into common stock at $.40 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $0 and $7,500, respectively

10,000

2,500

$5,000 note payable maturing in November 2004

convertible into common stock at $.375 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $417 and $4,167, respectively

4,583

833

$2,500 note payable maturing in December 2004

convertible into common stock at $.18 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $417 and $2,292, respectively

2,083

208

$10,000 note payable maturing in February 2005

convertible into common stock at $.23 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $3,333 and $0, respectively

6,667

-

$10,000 note payable maturing in February 2005

convertible into common stock at $.27 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $3,333 and $0, respectively

6,667

-

$10,000 note payable maturing in February 2005

convertible into common stock at $.325 per share secured

by 100,000 shares of the Company’s common stock, net

of discounts of $3,333 and $0, respectively

6,667

-

$16,000 note payable maturing in March 2005 convertible

into common stock at $.51 per share secured by 160,000

shares of the Company’s common stock, net of discounts

of $6,667 and $0, respectively

9,333

-

$10,000 note payable maturing in March 2005 convertible

into common stock at $.425 per share secured by 100,000

shares of the Company’s common stock, net of discounts

of $4,167 and $0, respectively

5,833

-

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE [Continued]

September 30,

December 31,

2004

2003

_____________

_____________

$4,000 note payable maturing in March 2005 convertible

into common stock at $.50 per share secured by 40,000

shares of the Company’s common stock, net of discounts

of $1,667 and $0, respectively

2,333

-

$9,000 note payable maturing in August 2005 convertible

into common stock at $.15 per share secured by 90,000

shares of the Company’s common stock, net of discounts

of $7,500 and $0, respectively

1,500

-

$100 note payable maturing in September 2005 convertible

into common stock at $.11 per share secured by 1,000

shares of the Company’s common stock, net of discounts

of $91 and $0, respectively

9

-

_____________

_____________

182,020

43,045

Less current portion

(182,020)

(43,045)

_____________

_____________

$             -

$            -

_____________

_____________

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

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - PREFERRED STOCK [Continued]

Class A Preferred Stock - Class A preferred stock is only available to the Company’s management, directors and existing shareholders.  Each share of Class A preferred stock has the voting rights of five shares of common stock and is convertible at the shareholder’s option into five shares of common stock.  If shares of the Class A preferred stock are required to be converted as part of a sale or merger of the Company, then each share of Class A preferred stock was convertible into 5.5 shares of common stock.  Each share of Class A preferred stock was entitled to receive a $.0575 annual dividend payable monthly.  The total annual dividend for all shares of Class A preferred stock was limited to 50% of the Company’s earnings before interest, taxes, depreciation and amortization for the year and the monthly payments were adjusted accordingly.  For the six months ended June 30, 2003, the Company had negative earnings before interest, taxes, depreciation and amortization; therefore, no dividends were due on the Class A preferred stock through June 30, 2003.  In June 2003, the Company’s Board of Directors modified the mandatory conversion and dividend provisions of the Class A preferred stock.  Effective July 1, 2003, if there is a merger, reorganization, recapitalization or similar event in which the Company is not the surviving entity, then each share of Class A preferred stock will be converted into 5.5 shares of common stock.  Effective July 1, 2003, each share of Class A preferred stock is entitled to receive a cumulative $.0575 annual dividend payable monthly with no limitation based on earnings.  For the nine months ended September 30, 2004 and 2003, respectively, the Company has recorded $96,325 and $30,612 in dividends payable on Class A preferred stock.  At September 30, 2004 and December 31, 2003, respectively, the Company owed $157,549 and $61,224 in dividends payable on Class A preferred stock.

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

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - PREFERRED STOCK [Continued]

Class B Preferred Stock - Class B preferred stock is only available to parties who sell a business to the Company.  Each share of Class B preferred stock has no voting rights and is convertible into five shares of common stock.  Each share of Class B preferred stock is entitled to receive a cumulative 6% annual dividend payable quarterly based on the purchase price paid to the Company or the consideration received by the Company.  Class B preferred stock may not be transferred without the express written consent of the Company.  At September 30, 2004 and December 31, 2003, no shares of Class B preferred stock had been issued.

Class C Preferred Stock - Each share of Class C preferred stock has no voting rights and is entitled to receive a cumulative $.475 annual dividend payable quarterly.  Each share of Class C preferred stock is convertible at the shareholder’s option into five shares of common stock after a two-year waiting period following issuance.  If there is a merger, reorganization, recapitalization or similar event in which the Company is not the surviving entity, then each share of Class C preferred stock will be converted into five shares of common stock.  Class C preferred stock may not be transferred without the express written consent of the Company.  For the nine months ended September 30, 2004 and 2003, respectively, the Company has recorded $10,284 and $4,188 in dividends payable on Class C preferred stock.  At September 30, 2004 and December 31, 2003, respectively, the Company owed $7,025 and $7,616 in dividends payable on Class C preferred stock.

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

In September 2004, the Company issued 30,000 shares of its previously authorized but unissued common stock for services rendered valued at $6,300, or $.21 per share.

In August 2004, the Company issued 30,000 shares of its previously authorized but unissued common stock for services rendered valued at $9,600, or $.32 per share.

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

Proposed Stock Offering - The Company was proposing to sell up to $10,000,000 of its previously authorized but unissued common stock through an Equity Line of Credit Agreement [See Note 14].  The Company had recorded $1,084,609 in deferred stock offering costs which were to be offset against the proceeds of the offering.  In September 2004, the Company abandoned its plans for a stock offering and expensed the deferred stock offering costs of $1,084,609 as general and administrative expense.

Stock Options - In November 2002, the Company granted 2,000,000 options to purchase common stock at $.50 per share for services rendered valued at $882,400.  The options vested immediately and are exercisable for three years.  At September 30, 2004, none of these options had been exercised, forfeited or cancelled.

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

_______

_______

_______

_______

_______

_______

_______

_______

A summary of the status of the options outstanding at September 30, 2004 is presented below:

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

1.1 years

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

In December 2003, the Company’s Board of Directors authorized the 2004 Stock Bonus Pool which consists of 1,000,000 warrants to purchase common stock at $.25 per share.  Further, the Company granted 200,000 warrants to purchase common stock from the 2004 Stock Bonus Pool to directors for services rendered valued at $4,000.  The warrants vested immediately and are exercisable at $.25 per share for five years.  At September 30, 2004, none of these warrants had been exercised, forfeited or cancelled.

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - COMMON STOCK, OPTIONS AND WARRANTS [Continued]

In December 2002, the Company’s Board of Directors authorized the 2003 Stock Bonus Pool which consisted of 1,000,000 warrants to purchase common stock at $.25 per share.  Further, the Company granted 300,000 warrants to purchase common stock from the 2003 Stock Bonus Pool to directors and NIPSI personnel for services rendered valued at $19,577.  The warrants vested immediately and are exercisable at $.25 per share for five years.  In 2004, the Company obtained a court order to cancel 75,000 of the warrants [See Note 14].  At September 30, 2004, none of the remaining 225,000 warrants had been exercised, forfeited or cancelled.

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

A summary of the status of the warrants outstanding under the Company’s Incentive Stock Bonus Plan at September 30, 2004 is presented below:

Options Outstanding

Options Exercisable

___________________________________________

_________________________

Range of

Weighted-Average

Weighted-Average

Weighted-Average

Exercise

Number

Remaining

Exercise

Number

Exercise

Prices

Outstanding

Contractual Life

Price

Exercisable

Price

___________

___________

______________

______________

_________

______________

$   .25

225,000

3.3 years

$   .25

225,000

$   .25

$   .25

200,000

4.3 years

$   .25

200,000

$   .25

___________

___________

______________

______________

_________

______________

$   .25

425,000

3.8 years

$   .25

425,000

$   .25

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At September 30, 2004, the Company has available unused net operating and capital loss carryforwards of approximately $2,747,000 and $294,000, respectively, which may be applied against future taxable income and which expire in various years through 2024 and 2008, respectively.  If certain substantial changes in the Company’s ownership should occur, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

At September 30, 2004, the total of all deferred tax assets is approximately $1,212,000 and the total of all deferred tax liabilities is $0.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $1,212,000 and $417,000 at September 30, 2004 and December 31, 2003, respectively.  The change in the valuation allowance for the nine months ended September 30, 2004 is approximately $795,000.

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) at:

September 30,

2004

_____________

Net operating loss carryover

$  1,094,270

Capital loss carryover

117,253

_____________

Total deferred tax asset

$  1,211,523

_____________

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES [Continued]

The components of income tax expense from continuing operations consisted of the following for the nine months ended:

September 30,

September 30,

2004

2003

_____________

_____________

 [Restated]

Current income tax expense:

Federal

$            -

$               -

State

-

-

_____________

_____________

Current tax expense

$            -

$               -

_____________

_____________

Deferred tax expense (benefit) arising from:

Excess of tax over financial

  accounting depreciation

$            -

$          837

Accrued compensation

-

14,186

Net operating loss carryover

(794,617)

(253,735)

Valuation allowance

794,617

238,712

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

September 30,

2004

2003

_____________

_____________

 [Restated]

Computed tax at the expected

  federal statutory rate

34.00%

34.00%

State income taxes, net of federal benefit

5.83

5.83

Other

(2.26)

(.64)

Valuation allowance

(37.57)

(39.19)

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

NOTE 12 - RELATED PARTY TRANSACTIONS

Deposit from NIPSI - In January and February 2003, during the period that the Company operated the assets of NIPSI pursuant to an asset purchase agreement [See Notes 3 and 14], the Company received $70,000 from NIPSI as reimbursement of costs incurred as part of the unsuccessful NIPSI acquisition.  At September 30, 2004, the Company has completely used the deposit to offset expenses of the unsuccessful NIPSI acquisition.

Notes Payable - In August and September 2004, the Company sold notes payable totaling $9,100 to its Chief Executive Officer or entities controlled by him [See Note 7].

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

Management Compensation - During the nine months ended September 30, 2004 and 2003, respectively, the Company expensed $0 and $93,750 as compensation to its former Chief Executive Officer.

Office Space - The Company rents office space from its Chief Executive Officer on an as-needed, month-to-month basis.  Total rents to the Chief Executive Officer amounted to $500 and $0 for the nine months ended September 30, 2004 and 2003, respectively.

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS [Continued]

Beginning October 1, 2002, the Company paid its former Chief Executive Officer $500 per month on a month-to-month basis for use of his office space.  Total rents to the former Chief Executive Officer amounted to $0 and $4,500 for the nine months ended September 30, 2004 and 2003, respectively.

Purchase and Sale Agreement - In September 2002, the Company signed a Purchase and Sale Agreement with Gaelic Capital Group (“Gaelic”), an entity controlled by the former Chief Executive Officer.  The agreement called for the Company to pay $94,500 to Gaelic for the right to receive all of the receipts that were then owed to Gaelic as part of a February 11, 2002 agreement (“February Agreement”) between Gaelic and Parkview Community Hospital Medical Center (“Parkview”).  The Company had made advances totaling $94,500 in anticipation of the agreement.  Under the February Agreement, the Company would receive 6% of the sales price for the sale of the peripheral assets of Parkview.  In 2004, the Company obtained a court order to cancel the Purchase and Sale Agreement [See Note 14].

NOTE 13 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods:

For the Three Months

For the Nine Months

Ended September 30,

Ended September 30,

____________________

____________________

2004

2003

2004

2003

_________

_________

_________

_________

 [Restated]

 [Restated]

Net loss from continuing operations

  available to common shareholders

  (numerator)

$

(1,236,511)

$ (152,438)

$

(2,235,571)

$ (835,583)

Net loss from discontinued operations

  (numerator)

-

(55,633)

-

(133,112)

_________

_________

_________

_________

Net loss available to common

  shareholders (numerator)

$

(1,236,511)

$ (208,071)

$

(2,235,571)

$ (968,695)

_________

_________

_________

_________

Weighted average number of common

  shares outstanding used in loss per

  common share for the period

  (denominator)

12,430,523

10,749,050

12,215,057

9,264,611

_________

_________

_________

_________

At September 30, 2004, the Company had 2,000,000 outstanding options, 425,000 outstanding warrants, notes payable convertible into 686,794 shares, 2,304,345 shares issuable as collateral on notes payable and preferred stock convertible into 11,382,575 shares of common stock which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive.  At September 30, 2003, the Company had 2,020,000 outstanding options, 300,000 outstanding warrants, notes payable convertible into 253,922 shares, 900,000 shares issuable as collateral on notes payable and preferred stock convertible into 13,329,185 shares of common stock which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted loss per share.

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Potential Stock Issuances - The Company has signed notes payable totaling $212,945 which call for the Company to issue 2,304,345 shares of common stock as collateral; however, none of the shares had been issued at September 30, 2004.

Advertising and Promotional Services Agreement - In August 2004, the Company signed a one-year agreement with Hobson, Lorenze, Bowersock & Associates (“HLB”).  The agreement called for the Company to issue up to 500,000 shares of common stock and up to 50,000 shares of Class A preferred stock for HLB’s assistance in raising capital.  The shares were to be issued as follows: 30,000 shares of common stock each month, 100,000 shares of common stock if HLB assists in raising at least $100,000 and all the remaining shares of common and preferred stock if HLB assists in raising at least $1,100,000.  In October 2004, this agreement was amended [See Note 15].  During the nine months ended September 30, 2004 and 2003, the services rendered by HLB under this agreement amounted to $15,900 and $0, respectively.

Consulting Agreements - In April 2002, the Company signed three-year consulting agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. (collectively “Consultants”).  The agreements call for the Company to pay $10,000 per month for consulting services.  In August 2002, the Company issued 480,000 shares of common stock to Consultants for services valued at $120,000 [See Note 9].  During the nine months ended September 30, 2004 and 2003, the services rendered by Consultants under these agreements amounted to $60,000 and $180,000, respectively.

Equity Line of Credit Agreement - In November 2002, the Company signed an Equity Line of Credit Agreement with Cornell Capital Partners, LP (“Cornell”).  The agreement called for the Company to sell up to $10,000,000 of common stock to Cornell at 95% of the closing bid price for the five preceding trading days.  The agreement required that the shares of common stock be registered with the Securities and Exchange Commission and that the shares be sold in intervals over a two-year period commencing after such registration was effective.  The agreement also stated that, at the time of each stock sale transaction, the Company would pay $500 in legal fees and pay Cornell 7% of the proceeds received.  In 2003, the Company issued 1,200,000 shares of common stock as payment of a commitment fee of $290,000 and paid $10,000 in legal fees which were classified as deferred stock offering costs.  The Company also paid $757,000 to consultants who negotiated the agreement which were also classified as deferred stock offering costs [See Below].  In September 2004, the Company abandoned its plans for a stock offering and expensed the deferred stock offering costs of $1,084,609 as general and administrative expense.

Financing Agreements - In March 2003, the Company retained Douglas A. Jackson to negotiate a 5-year $6,000,000 loan for the Company.  The Company agreed to pay $12,500 plus 5% of the proceeds received by the Company.  During the nine months ended September 30, 2004 and 2003, respectively, the Company paid $0 and $12,500 for services rendered by Douglas A. Jackson under this agreement.

In February 2003, the Company retained Douglas A. Jackson to negotiate a line of credit for the Company.  The Company agreed to pay $5,000 plus 5% of the proceeds received by the Company.  During the nine months ended September 30, 2004 and 2003, respectively, the Company paid $0 and $5,000 for services rendered by Douglas A. Jackson under this agreement.

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES [Continued]

Finder Agreements - In April 2002, the Company signed three-year finder agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. (collectively “Consultants”).  The agreements call for the Company to pay finders’ fees of 10% of the first $3,000,000, 8% of the next $3,000,000, 6% of the next $3,000,000, and 4% of any additional funding provided through the efforts of Consultants.  In October 2002, the Company sold 200,000 shares of common stock for cash of $50,000 which was negotiated by Consultants and the Company recorded stock offering costs of $5,000 which were offset against the proceeds [See Note 9].  In December 2002, the Company signed a $10,000,000 Equity Line of Credit Agreement which was negotiated by Consultants and the Company recorded stock offering costs of $757,000 which were classified as deferred stock offering costs [See above].  In February 2003, the Company sold 40,000 shares of common stock for cash of $10,000 which was negotiated by Consultants and the Company recorded stock offering costs of $400 which were offset against the proceeds [See Note 9].  From August 2003 through August 2004, the Company signed notes payable with proceeds totaling $212,845 which were negotiated by Consultants and the Company recorded loan costs totaling $22,178 which have been deferred and are being amortized over the term of the related note [See Note 7].  In March 2004, the Company sold 8,108 shares of Class A preferred stock for cash of $15,000 which was negotiated by Consultants and the Company recorded stock offering costs of $1,563 which were offset against the proceeds [See Note 8].

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

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES [Continued]

Possible Legal Action - In March 2003, the Company was notified that Pre-Employment Screening, Inc., Lawrence J. Altman, Gateway Legal Services, Inc. and Fun Services of Kansas City plan to file suit to seek $12,000 for alleged violations of the Telephone Consumer Protection Act.  As of September 30, 2004, the Company has not been formally served and no legal actions have commenced.  The Company denies the allegations and intends to vigorously defend themselves in this matter.  No accrual for possible losses or settlements has been recorded in the accompanying financial statements.

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

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES [Continued]

Management Agreement - In March 2004, the Company signed a Management Agreement with Judah Feigenbaum (“JF”) to act as an agent of the Company through July 15, 2004.  The agreement calls for the Company to pay $24,000 plus 3% of the consideration of any pharmacy acquisitions completed through March 2005.  During the nine months ended September 30, 2004 and 2003, the services rendered by JF under the agreement amounted to $18,000 and $0, respectively.

NOTE 15 - SUBSEQUENT EVENTS

Amendment to Advertising and Promotional Services Agreement - In October 2004, the Company amended its agreement with HLB so that the Company will issue 600,000 shares of common stock and 50,000 shares of Class A preferred stock for HLB’s assistance in raising capital.  The shares will be issued as follows: 50,000 shares of common stock each month, 100,000 shares of common stock if HLB assists in raising at least $100,000 and 50,000 shares of Class A preferred stock during the last month of the agreement.

Common Stock Issuance - In October 2004, the Company issued 50,000 shares of its previously authorized but unissued common stock for services.

NOTE 16 - RESTATEMENT

The Company previously issued September 30, 2003 financial statements which have been restated to reflect that the Company was unable to close its acquisition of RX Solutions, Inc. [See Note 2].  The following schedule provides disclosure of the effects of the restatement.

For the Three Months Ended

For the Nine Months Ended

September 30, 2003

September 30, 2003

_________________________________

_________________________________

As previously

As previously

reported

As restated

Change

reported

As restated

Change

__________

__________

__________

__________

__________

__________

Total assets

$3,334,216

$1,141,012

$(2,193,204)

$3,334,216

$1,141,012

$(2,193,204)

__________

__________

__________

__________

__________

__________

Total equity

$  503,459

$   665,737

$    162,278

$    503,459

$    665,737

$    162,278

__________

__________

__________

__________

__________

__________

Net loss

$ (659,523)

$  (174,031)

$   485,492

$  (742,378)

$   (609,120)

$   133,258

__________

__________

__________

__________

__________

__________

Net loss per common

  share

$    (.10)

$    (.01)

$    .09

$    (.13)

$    (.10)

$    .03

__________

__________

__________

__________

__________

__________

ITEM 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Safe Harbor for Forward-Looking Statements

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

Nature of Business

American Hospital Resources provided consulting and management services to hospitals and other acute care facilities.  On December 22, 2003 we discontinued our hospital management consulting business. The Company’s board of directors determined that the Company had not realized the expected benefits from the acquisition of AHR subsidiary and made the determination to seek to dispose of AHR subsidiary. As a result the Company repurchased 2,131,249 shares of common stock for $85,250 and obtained a court order to cancel the remaining 1,065,624 shares that were issued to AHR pursuant to the terms of the Reorganization agreement. AHR has since discontinued operations and has been dissolved by the State of Delaware.  All operations of AHR subsidiary have been reclassified to discontinued operations. While we are continuing to pursue the acquisition and consolidation of profitable pharmacy outsourcing businesses that provide pharmacy management services and pharmaceutical supplies to acute care hospitals and long-term care facilities such as nursing homes and hospices there is no assurance that the Company will ever successfully implement such a business strategy.

As part of our business strategy, we have structured a program designed to merge profitable regional pharmacy outsourcers into a national team.  If we are successful in acquiring and consolidating a number of outsourcers we believe that these regional providers will benefit from the enhanced buying power and market presence of a consolidated healthcare entity.

While we intend to continue seeking suitable healthcare and pharmaceutical companies for potential acquisition opportunities management believes it is in the best interest of the Company and its shareholders to simultaneously seek, investigate, and if warranted, acquire an interest in a different business opportunity.  We are not restricting our search to any particular industry or geographical area.  We may therefore engage in essentially any business in any industry.  Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment.  There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks.  In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people.  Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests.  In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location.  We may acquire a business opportunity in any stage of development.  This includes opportunities involving “start up” or new companies.  In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company.  We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

▪

available technical, financial and managerial resources;

▪

working capital and other financial requirements;

▪

the history of operations, if any;

▪

prospects for the future;

▪

the nature of present and expected competition;

▪

the quality and experience of management services which may be available and the depth of the management;

▪

the potential for further research, development or exploration;

▪

the potential for growth and expansion;

▪

the potential for profit;

▪

the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific business opportunities and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of the our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity.  We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

▪

descriptions of product, service and company history; management resumes;

▪

financial information;

▪

available projections with related assumptions upon which they are based;

▪

an explanation of proprietary products and services;

▪

evidence of existing patents, trademarks or service marks or rights thereto;

▪

present and proposed forms of compensation to management;

▪

a description of transactions between the prospective entity and its affiliates;

▪

relevant analysis of risks and competitive conditions;

▪

a financial plan of operation and estimated capital requirements;

▪

and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity.  The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Results for the Three and Nine Month Periods Ended September 30, 2004 and 2003

AMHR did not generate any revenue during the three months ended September 30, 2004 or during the three months ended September 30, 2003. Total expenses during the three months ended September 30, 2004 consisted of general and administrative expenses of $1,146,332 and $54,441 in interest expense. As a result of the foregoing factors the Company recorded a net loss of $1,200,773 for the three months ended September 30, 2004. Total expenses during the three months ended September 30, 2003 period consisted of general and administrative expenses of $66,861, $10,000 in costs associated with the unsuccessful NIPSI acquisition, and $32,400 in costs associated with the unsuccessful RXS acquisition. The Company also had $9,137 in interest expense and $55,633 in losses from operations of its discontinued hospital management consulting business.  As a result of the foregoing factors the Company recorded a net loss of $174,031 for the three months ended September 30, 2003.

AMHR did not generate any revenue during the nine months ended September 30, 2004 or during the nine months ended September 30, 2003. Total expenses during the nine months ended September 30, 2004 consisted of general and administrative expenses of $1,946,869 and $167,904 in interest expense. As a result of the foregoing factors the Company recorded a net loss of $2,114,773 for the nine months ended September 30, 2004. Total expenses during the nine months ended September 30, 2003 period consisted of general and administrative expenses of $414,865, $12,006 in costs associated with the unsuccessful NIPSI acquisition, and $40,000 in costs associated with the unsuccessful RXS acquisition. The Company also had $9,137 in interest expense and $133,112 in losses from operations of its discontinued hospital management consulting business.  As a result of the foregoing factors the Company recorded a net loss of $609,120 for the nine months ended September 30, 2003.

Liquidity and Capital Resources

At September 30, 2004, total current assets consisted of $80 in cash on hand compared to $5 in cash on hand at December 31, 2003.   Also at September 30, 2004, we had $3,213 in deferred loan costs compared to $10,503 in deferred loan costs and $1,069,609 in deferred stock offering costs totaling $1,080,112 for total other assets at December 31, 2003.

At September 30, 2004, we had total liabilities of $578,581 compared to $292,460 at December 31, 2003.  The increase is mainly attributable to dividends payable on our preferred stock, increased accrued interest due on loans and an increase of convertible notes payable.

During the next twelve months we hope to reduce liabilities and bring current our outstanding debts.  We anticipate that our operating expenses for the next twelve months will be approximately $120,000 consisting mainly of salaries and consulting fees.  We will also have legal and auditing expenses relating to our public reports as well as office rental and other expenses.  Management hopes to identify and acquire appropriate on-going business in order to generate revenue to cover operating expenses.   Should it become necessary to raise additional capital, we may consider securing loans from officers and directors, selling additional stock or entering into debt financing.  We have no material commitments for capital expenditures for the next twelve months.

The Company had entered into an Equity Line of Credit Agreement with Cornell Capital Partners, LP.  The agreement required Cornell to purchase up to $10,000,000 of the Company’s common stock at approximately 90% of market price.  The agreement allowed the Company to make requests for funds in $150,000 increments every seven trading days over the next two years following registration of the underlying securities.  The agreement also provided for a commitment fee of approximately $290,000 of the Company’s common stock and other provisions.  The Company had recorded $1,084,609 in deferred stock offering costs which were to be offset against the proceeds of the offering. In September 2004, the Company abandoned its plans for a stock offering and expensed the deferred stock offering costs of $1,084,609 as general and administrative expenses.

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

In September 2004, the Company issued 30,000 shares of its previously authorized but unissued common stock for services rendered valued at $6,300, or $.21 per share.

In August 2004 the Company issued 30,000 shares of its previously authorized but unissued common stock for services rendered valued at $9,600 or $.32 per share.

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

In December 2003, the Board of Directors authorized the 2004 Stock Bonus Pool which consists of 1,000,000 warrants to purchase common stock at $0.25 per share.  The Company granted 200,000 warrants to purchase common stock from the 2004 Stock Bonus Pool to directors for services rendered valued at $4,000.  The warrants vested immediately and are exercisable at $0.25 per share for a period of five years.  As of September 30, 2004, none of these warrants had been exercised, forfeited or cancelled.

On December 31, 2002, the Board of Directors adopted an Incentive Stock Bonus Plan.  The plan allows the company to grant 5-year warrants to purchase shares of common stock to directors, senior management and certain key employees.  Awards under this plan are to be determined by the Board of Directors.

Also in December 2002, the Board of Directors authorized the 2003 Stock Bonus Pool which consisted of 1,000,000 warrants to purchase common stock at $0.25 per share.  The Company also granted 300,000 warrants to purchase common stock from the 2003 Stock Bonus Pool to directors and NIPSI personnel for services rendered valued at $19,577.  The warrants vested immediately and are exercisable at $0.25 per share for five years.  In 2004, the Company obtained a court order to cancel 75,000 of the warrants.  At September 30, 2004, none of the remaining 225,000 warrants had been exercised, forfeited or cancelled.

On November 1, 2002, the Company granted a stock option to Spice Island Products Corp.  The option allows Spice Island to purchase up to 2,000,000 shares of the Company’s common stock at $0.50 per share at any time between November 1, 2002 and November 1, 2005.  As of the date of this report, no options have been exercised.

In March 2002, AMHR granted 10,000 stock options to Mark Buck and 10,000 stock options to Antione Gedeon, for their services as directors.  The options vested immediately and are exercisable at $.05 per share through March of 2004.  As of September 30, 2004, all 20,000 options had been exercised.

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the last ninety days of the period covered by this report.

Exhibits:

Exhibit Number

Title

Location

31.1

Certification of the Principal Executive Officer and

Attached

Principal Financial Officer pursuant to Section 302

of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Principal Executive Officer and

Attached

Principal Financial Officer pursuant to U.S.C. Section

1350 as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunton duly authorized.

American Hospital Resources, Inc.

Date: November 12, 2004

/s/Mark Buck

Mark Buck

Chief Executive Officer

Chief Financial Officer