Form 10KSB
period 2004-12-31
AMERICAN HOSPITAL RESOURCES INC
filed 2005-03-25
CIK 1127005

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

808-595-8847

Issuer’s telephone number, including area code:

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

The aggregate market value of the issuer’s common stock held by non-affiliates of the issuer was $10,003,229 based on the market price of the registrant’s common stock as of March 21, 2005.

Transitional Small Business Format:   Yes [   ]   No [ X ]

Documents incorporated by reference: none

FORM 10-KSB

AMERICAN HOSPITAL RESOURCES, INC.

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	3 6 6 6
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.  Controls and Procedures

Item 8B.  Other Information

		6 11 12 12 12 13
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		13 14 15 16 17 17
	Signatures	18

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

In 2001, we brought our SEC filings current and began seeking business opportunities.  In June of 2002, we finalized an Agreement and Plan of Reorganization with American Hospital Resources, Inc (AHR).  Under the Agreement, American Hospital Resources Inc. became our wholly owned subsidiary and we changed our name to American Hospital Resources, Inc.  We also authorized a class of 10,000,000 shares of Preferred Stock at no par value and changed our business strategy to focus on providing health care services and management. We were unsuccessful in our attempt to enter the health care services industry and did not generate any revenues during the past two fiscal years ended December 31. We are now considered a “blank check” company.

Our common stock is quoted on the OTCBB under the symbol AMHR.

Our Business

On December 22, 2003, we discontinued our hospital management consulting business. The Company’s board of directors determined that the Company had not realized the expected benefits from the acquisition of AHR subsidiary and made the determination to seek to dispose of the AHR subsidiary. As a result, the Company repurchased 2,131,249 shares of common stock for $85,250 and obtained a court order to cancel the remaining 1,065,624 shares. AHR has since discontinued operations and has been voided by the State of Delaware.  All operations of AHR subsidiary have been reclassified to discontinued operations.

AMHR intends to seek, investigate, and if warranted, acquire an interest in a business opportunity.  We are not restricting our search to any particular industry or geographical area.  We may therefore engage in essentially any business in any industry.  Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

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

In analyzing prospective business opportunities, management will consider the following factors:

•

available technical, financial and managerial resources;

•

working capital and other financial requirements;

•

the history of operations, if any;

•

prospects for the future;

•

the nature of present and expected competition;

•

the quality and experience of management services which may be available and the depth of the management;

•

the potential for growth and expansion;

•

the potential for profit;

•

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

We will generally ask to be provided with written materials regarding the business opportunity.  These materials may include the following:

•

descriptions of product, service and company history; management resumes;

•

financial information;

•

available projections with related assumptions upon which they are based;

•

an explanation of proprietary products and services;

•

evidence of existing patents, trademarks or service marks or rights thereto;

•

present and proposed forms of compensation to management;

•

a description of transactions between the prospective entity and its affiliates;

•

relevant analysis of risks and competitive conditions;

•

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

Employees

Mark Buck and Antione Gedeon are our only employees.  Mr. Buck serves as our Chief Executive Officer, Chief Financial Officer and President. Mr. Gedeon serves as a director for the Company. We have also contracted with outside consultants and subcontractors on a part time, as-needed basis.

Subsequent Event

The Company entered into an Agreement of Purchase and Sale of Stock with HAPS USA, Inc., a Delaware corporation (“HAPS”) and the shareholders of HAPS whereby the Company would acquire all of the issued and outstanding stock of HAPS making HAPS a wholly owned subsidiary of the Company.  HAPS is the parent company of Hikari Systems CO., Ltd., a Japanese company.  The transaction requires the Company to increase its authorized capital shares as detailed above and change the Company’s name.  The Company will issue 116,595,760 shares of Preferred Stock with a new designation to the shareholders of HAPS in exchange for all of the issued and outstanding stock of HAPS.

Hikari Systems Co., Ltd. is one the leading operators within the Japanese Pachinko Industry.  Hikari has six operating locations.  The Pachinko market is undergoing a period of consolidation and modernization.  With its state of the art information technology (IT) infrastructure, Hikari is already taking advantage of the opportunity to increase customer loyalty, increase market share and the competitiveness of its locations.  Hikari plans to build upon its success expanding in two main geographic areas.  These areas have highly positive market characteristics and demographics for the Pachinko Industry.  With the opening of each new establishment greater economies of scale for operations will be achieved.

The acquisition of HAPS USA, Inc. is contingent upon certain terms and conditions including the increase in authorized capital.  The complete agreement between the Company and HAPS USA, Inc. may be viewed at the Securities and Exchange Commission website, www.sec.gov.

Item 2.  Description of Property.

Since 2003, we have been using office space provided at no cost by our Chief Executive Officer, Mark Buck.  Our offices are located at 5231-A Kuaiwi Place Honolulu, Hawaii.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Securities Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is listed on the Over the Counter Bulletin Board under the symbol AMHR.  There is no public market for any of our preferred shares, options or warrants. At December 31, 2004 we had approximately 591 shareholders holding 14,740,576 shares of common stock.  The following table shows the highs and lows of the closing bid and ask prices on our common stock for 2004 and 2003.

YEAR	CLOSING BID		CLOSING ASK
2004	High	Low	High	Low
First Quarter	1.14	.22	1.15	.25
Second Quarter	.86	.34	.94	.39
Third Quarter	.37	.16	.46	.18
Fourth Quarter 2003 First Quarter Second Quarter Third Quarter Fourth Quarter	.60 High .28 .77 .93 .88	.165 Low .21 .15 .38 .27	.71 High .33 .82 .98 .95	.19 Low .26 .19 .48 .32

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

We have not paid or declared any dividends on our common stock since inception and do not intend to declare any such dividends in the foreseeable future.  Our ability to pay dividends is subject to limitations imposed by Utah law.  Under Section 16-10a-640 of the Utah Revised Business Corporation Act, dividends maybe paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business and does not affect preferential shareholders rights upon dissolution.

Recent Sales of Unregistered Securities.

Unless otherwise noted all Securities were sold or offered without registration in reliance on the exemption provided by Section 4(2) and/or Rule 506, Regulation D of the Securities Act.  No broker was involved and no commissions were paid in any transaction.

In December 2004 the Company issued a total of 30,000 shares of common stock for services valued at a total of $18,000.

In December 2004 the Company reissued stock it had previously canceled for a total of 2,131,249 shares of common stock valued at a total of $85,250 payment off a liability.

In November 2004, the Company issued a total of 90,000 shares of common stock for services valued at a total of $36,000.

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

In December 2003, the Company issued 2,537,150 shares of its previously authorized but unissued common stock upon the conversion of 353,750 shares of Class A preferred stock and 153,680 shares of Class C preferred stock.

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

Options and Warrants

All Securities are issued without registration in reliance on the exemption provided by Section 4(2) and/or Rule 506, Regulation D of the Securities Act.  No broker was involved and no commissions were paid in any transaction.

In December 2004 the Company granted 150,000 warrants to purchase common stock from the 2004 Stock Bonus Pool as payment of $45,000 to officers and directors for compensation. The warrants vested immediately and are exercisable at $0.25 per share for a period of five years.  As of December 31, 2004, none of these warrants had been exercised, forfeited or cancelled.  Subsequent to the date of this report, these warrants have been cancelled in exchange for shares of restricted common stock of the Company.

In December 2003, the Board of Directors authorized the 2004 Stock Bonus Pool which consists of 1,000,000 warrants to purchase common stock at $0.25 per share.  The Company granted 200,000 warrants to purchase common stock from the 2004 Stock Bonus Pool to officers and directors for services rendered valued at $4,000.   As of December 31, 2004, none of these warrants had been exercised, forfeited or cancelled. Subsequent to the date of this report, these warrants have been cancelled in exchange for shares of restricted common stock of the Company.

On December 31, 2002, the Board of Directors adopted an Incentive Stock Bonus Plan.  The plan allows the company to grant 5-year warrants to purchase shares of common stock to directors, senior management and certain key employees.  Awards under this plan are to be determined by the Board of Directors.

On December 31, 2002, AMHR granted 300,000 warrants to purchase common stock to directors and consultants as payment for prior services collectively valued at $19,577 or approximately $.065 per warrant. The warrants vested immediately and are exercisable at $0.25 per share for five years.  In 2004, the Company obtained a court order to cancel 75,000 of the warrants.  At December 31, 2004, none of the remaining 225,000 warrants had been exercised, forfeited or cancelled.  Subsequent to the date of this report, 200,000 of the warrants have been cancelled in exchange for shares of restricted common stock of the Company and 25,000 of the warrants have been cancelled.

In December 2002, AMHR granted 300,000 warrants to purchase common stock to NIPSI directors and personnel in conjunction with the proposed acquisition of NIPSI.  The warrants vested immediately and are exercisable at $.25 per share through December 2007.  Subsequent to the date of this report, these warrants have been cancelled pursuant to court order.

On November 1, 2002, the Company granted a stock option to Spice Island Products Corp.  The option allows Spice Island to purchase up to 2,000,000 shares of the Company’s common stock at $0.50 per share at any time between November 1, 2002 and November 1, 2005.  As of December 31, 2004, no options have been exercised, forfeited or cancelled. .  Subsequent to the date of this report, these warrants have been cancelled in exchange for shares of restricted Preferred A stock of the Company.

In March 2002, AMHR granted 10,000 stock options to Mark Buck and 10,000 stock options to Antione Gedeon, for their services as directors.  The options vested immediately and are exercisable at $.05 per share through March of 2004.  As of December 31, 2004, all 20,000 options had been exercised.

Convertible Notes

All Securities are issued without registration in reliance on the exemption provided by Section 4(2) and/or Rule 506, Regulation D of the Securities Act.  No broker was involved and no commissions were paid in any transaction.

The Company has the following one-year 10% convertible notes payable:

$10,000 note payable due August 2004, convertible into common stock at $.29 per share, secured by 100,000 shares of the Company’s common stock, currently in default.

$20,000 note payable due September 2004, convertible into common stock at $.265 per share, secured by 200,000 shares of the Company’s common stock, currently in default.

$10,000 note payable due September 2004, convertible into common stock at $.38 per share, secured by 100,000 shares of the Company’s common stock, currently in default.

$24,000 note payable due September 2004, convertible into common stock at $.36 per share, secured by 250,000 shares of the Company’s common stock, currently in default.

$10,000 note payable due September 2004, convertible into common stock at $.37 per share, secured by 100,000 shares of the Company’s common stock, currently in default.

$11,000 note payable due September 2004, convertible into common stock at $.485 per share, secured by 150,000 shares of the Company’s common stock, currently in default.

$21,345 note payable due October 2004, convertible into common stock at $.435 per share, secured by 213,345 shares of the Company’s common stock, currently in default.

$10,000 note payable due October 2004, convertible into common stock at $.42 per share, secured by 100,000 shares of the Company’s common stock, currently in default.

$10,000 note payable due October 2004, convertible into common stock at $.45 per share, secured by 100,000 shares of the Company’s common stock, currently in default.

$10,000 note payable due October 2004, convertible into common stock at $.40 per share, secured by 100,000 shares of the Company’s common stock, currently in default.

$5,000 note payable due November 2004, convertible into common stock at $.375 per share, secured by 100,000 shares of the Company’s common stock, currently in default.

$2,500 note payable due December2004, convertible into common stock at $.18 per share, secured by 100,000 shares of the Company’s common stock, currently in default.

$10,000 note payable maturing in February 2005, convertible into common stock at $.23 per share, secured by 100,000 shares of the Company’s common stock, net of discount of $833.

$10,000 note payable maturing in February 2005, convertible into common stock at $.27 per share, secured by 100,000 shares of the Company’s common stock, net of discount of $833.

$10,000 note payable maturing in February 2005, convertible into common stock at $.325 per share, secured by 100,000 shares of the Company’s common stock, net of discount of $833.

$16,000 note payable maturing in March 2005, convertible into common stock at $.51 per share, secured by 160,000 shares of the Company’s common stock, net of discount of $2,667.

$10,000 note payable maturing in March 2005, convertible into common stock at $.425 per share, secured by 100,000 shares of the Company’s common stock, net of discount of $1,667.

$4,000 note payable maturing in March 2005, convertible into common stock at $.50 per share, secured by 40,000 shares of the Company’s common stock, net of discount of $667.

$9,000 note payable maturing in August 2005, convertible into common stock at $.15 per share, secured by 90,000 shares of the Company’s common stock, net of discount of $5,250.

$100 note payable maturing in September 2005, convertible into common stock at $.11 per share, secured by 1,000 shares of the Company’s common stock, net of discount of $67.

Subsequent to the date of this report, the holders of all of the above convertible notes have negotiated a settlement for restricted common and Preferred A stock of the Company to be issued upon the closing of the HAPS acquisition.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

The Management’s discussion and analysis should be read in conjunction with the audited consolidated financial statements appearing at the end of this report.

Results of Operations for the periods ended December 31, 2004 and December 31, 2003

The company did not have any revenues for the year ended December 31, 2004. Total expenses consisted solely of general and administrative expenses of $2,084,762 during the year ended December 31, 2004.   General and administrative expenses in 2004 consisted mainly of write-off of stock offering costs, consulting expenses, accounting and legal costs associated with preparing and filing our public reports.  We also incurred interest expense in the amount of $193,263 in 2004 compared to $51,285 in 2003. In 2003, general and administrative expenses of $575,882 consisted mainly of salaries, accounting and legal costs associated with preparing and filing our public reports. The significantly higher costs in 2004 were primarily due to costs related to the Company’s abandoned plans for a stock offering in the amount of $1,084,609. In 2004, the Company had no loss from discontinued operations, compared to a loss from discontinued operations of $93,588 in 2003.

Net loss for 2004 totaled $2,278,025 while the net loss for 2003 was $720,755.

Results of Operations for the periods ended December 31, 2003 and December 31, 2002

The company did not have any revenues for the year ended December 31, 2003. General and administrative expenses were $523,876 during the year ended December 31, 2003.  We also recorded expenses of $12,006 relating to our unsuccessful attempt to acquire NIPSI, $40,000 relating to our unsuccessful acquisition of RXS and interest of $51,285. General and administrative expenses were $1,063,337 for the period ended December 31, 2002 with interest expense of $1,122. In 2003, general and administrative expenses consisted mainly of salaries, accounting and legal costs associated with preparing and filing our public reports. The significantly higher costs in 2002 were due to additional legal and auditing costs related to the acquisition of our subsidiary in June and our failed acquisition of NIPSI in December 2002.

As a result of these factors, we realized a net loss of $720,755 for the year ended December 31, 2003 compared to a net loss of $1,247,310 for the year ended December 31, 2002.

Liquidity and Capital Resources

At December 31, 2004, total current assets consisted of $2,120 in cash on hand compared to $5 in cash on hand at December 31, 2003.   Also at December 31, 2004, we had $1,329 in deferred loan costs for total assets of $3,449. In 2003, the Company had $10,503 in deferred loan costs and $1,069,609 in deferred stock offering costs totaling $1,080,117 for total assets.

At December 31, 2004, we had total liabilities of $586,475 compared to $292,460 at December 31, 2003. The increase is mainly attributable to accounts payable,  dividends payable on our preferred stock, increased accrued interest due on loans and an increase of convertible notes payable. Effective July 1, 2003, each share of Class A preferred stock is entitled to receive a cumulative $.0575 annual dividend payable monthly with no limitation based on earnings.  At December 31, 2004, the Company owed $189,859 in dividends payable on Class A preferred stock.

During the next twelve months we hope to reduce liabilities and bring current our outstanding debts.  We anticipate that our operating expenses for the next twelve months will be approximately $120,000 consisting mainly of salaries and consulting fees.  We will also have legal and auditing expenses relating to our public reports as well as office rental and other expenses.  Management anticipates closing the HAPS transaction during the first quarter of 2005 and will continue with the HAPS business plan should the acquisition be successful.  Should it become necessary to raise additional capital, we may consider securing loans from officers and directors, selling additional stock or entering into debt financing.  We have no material commitments for capital expenditures for the next twelve months.

The Company had entered into an Equity Line of Credit Agreement with Cornell Capital Partners, LP.  The agreement required Cornell to purchase up to $10,000,000 of the Company’s common stock at approximately 90% of market price.  The agreement allowed the Company to make requests for funds in $150,000 increments every seven trading days over the next two years following registration of the underlying securities.  The agreement also provided for a commitment fee of approximately $290,000 of the Company’s common stock and other provisions.  The Company had recorded $1,084,609 in deferred stock offering costs, which were to be offset against the proceeds of the offering. In September 2004, the Company abandoned its plans for a stock offering and expensed the deferred stock offering costs of $1,084,609 as general and administrative expenses.

Item 7.  Financial Statements.

The financial statements appear at the end of this report beginning with the Index to Financial Statements on page 19.

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

Item 8B.  Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2004 has been disclosed.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth as of December 31, 2004, the name, age, and position of each executive officer and director and the term of office for each director.

Name	Age	Position	Since
Mark Buck	60	Director, President, Chief Executive Officer and Chief Financial Officer	March 2002
Antione Gedeon	59	Director and Secretary	March 2002

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished, we are not aware of any person who at any time during the fiscal year ended December 31, 2004 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

Item 10.  Executive Compensation

We have no formal arrangements for the remuneration of our officers and directors, except that they will receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on our behalf.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Christopher Wheeler (1) Former Chief Executive Officer, Chief Financial Officer and Director	12/31/04 12/31/03 12/31/02	-0- 93,750 67,500	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- 75,000	-0- -0- -0-	-0- -0- -0-
Mark S. Buck (2) (4) Current Chief Executive Officer, Chief Financial Officer And Director	12/31/04 12/31/03 12/31/02	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	100,000 150,000 135,000	-0- -0- -0-	-0- -0- -0-
Antione Gedeon (3) (4) Current Director and Secretary	12/31/04 12/31/03 12/31/02	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	50,000 50,000 85,000	-0- -0- -0-	-0- -0- -0-
Steven L. White (4) Former Chief Executive Officer And Director	12/31/03 12/31/02	-0- -0-	-0- -0-	-0- 500	-0- 22,000	-0- -0-	-0- -0-	-0- -0-

No other officers or directors, past or present meet the requirements set forth in Item 402 of Regulation S-B for reporting executive compensation.

(1)

In December of 2002, Mr. Wheeler received warrants to purchase up to 75,000 shares of common stock for $.25 per share under the company’s Incentive Stock Bonus Plan as additional compensation for his services as Chief Executive Officer. These warrants were cancelled in a court order issued February 27, 2004.

(2)

In December of 2002, Mr. Buck received warrants to purchase up to 125,000 shares of common stock for $.25 per share under the company’s Incentive Stock Bonus Plan as compensation for his services as officer and director.  Mr. Buck also received an option to purchase up to 10,000 shares for $.05 per share in March of 2002.  Mr. Buck fully exercised the March 2002 options in March 2004 purchasing all 10,000 shares. In December 2004, Mr. Buck received a warrant to purchase up to 100,000 shares for $0.25 per share.

(3)

In December of 2002, Mr. Gedeon received warrants to purchase up to 75,000 shares of common stock for $.25 per share under the company’s Incentive Stock Bonus Plan as compensation for his services as an officer and director.  Mr. Gedeon also received an option to purchase up to 10,000 shares for $.05 per share in March of 2002.  Mr. Gedeon fully exercised the March 2002 options in March 2004 purchasing all 10,000 shares which he then gifted to his adult children.  In December 2004, Mr. Gedeon received a warrant to purchase up to 50,000 shares for $0.25 per share.

(4)

Subsequent to the date of this report, all of the above warrants have been cancelled in exchange for restricted shares of the Company as follows:

Mark Buck

337,500 shares of restricted common stock

Antoine Gedeon

157,500 shares of restricted common stock

Therefore, we have eliminated the option table.

(5)

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

At December 31, 2004, there were 14,740,576 shares of no par value common stock, 2,247,648 shares of no par value preferred A stock and 28,867 shares of no par value preferred C stock issued and outstanding. Each share of preferred A stock has the voting rights of five shares of common stock and may be converted to common stock on a 1 to 5 basis. Each share of preferred A stock is entitled to receive a $0.0575 annual dividend, payable monthly with the total annual dividend for all shares of preferred A stock limited to 50% of the Company’s earnings before interest, taxes, depreciation and amortization for the year.  Each share of preferred C stock has no voting rights and is entitled to receive a cumulative $.475 annual dividend payable quarterly and is convertible to into five shares of common stock after a two-year waiting period following issuance. As a result, there were 25,978,816 voting shares at December 31, 2004.

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

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class	Percentage of Voting Shares

Mark S. Buck (2) 521-A Kuaiwi Place Honolulu, HI 96821	Common Pref. A x 5	29,950 0	0.002% 0.0%	0.001%
Antione Gedeon (2) 521-A Kuaiwi Place Honolulu, HI 96821	Common Pref. A x 5	0 0	0.0% 0.0%	0%
Phase One, LLC (3) 8 East Broadway Suite 609 Salt Lake City, UT 84111	Common Pref. A x 5	8,830,000 1,595,000	59.90%	40.13%
CEDE & Co. P. O. Box 20 Bowling Green Station New York, NY 10274	Common Pref. A x 5	5,607,257	38%	21.58%

Officers, Directors and Nominees as a Group: Two People	Common Pref. A	29,950 0	0.002% 0.0%	0.001%

(1)

For purposes of this table, a beneficial owner is one who, directly or indirectly, has or shares with others (a) the power to vote or direct the voting of the Voting Stock (b) investment power with respect to the Voting Stock which includes the power to dispose or direct the disposition of the Voting Stock.

(2)

Officer and/or director.

(3)

Phase One LLC is Managed by Mr. Randall Omota who is not a shareholder of the Company.  Further, there is no voting agreement or arrangement allowing the Manager to vote the shares.  Each member of Phase One LLC votes their shares individually.  No single member of Phase One LLC owns sufficient shares to be considered an affiliate of the Company.

Item 12.  Certain Relationships and Related Transactions.

The Company currently occupies office space provided at no cost by our Chief Executive Officer, Mark Buck.  Our offices are located at 5231-A Kuaiwi Place Honolulu, Hawaii.

In 2004, Mark Buck loaned the Company $100 for operating expenses.

In August 2004, a shareholder of the Company, Property Management Services, Inc. loaned the Company $9,000 The loan was in the form of a convertible note secured by common stock of the Company and maturing August 2005.

The Company also had 18 loans from a shareholder, Spice Island Products, Inc. totaling $203,845.  All of the notes were convertible and secured by common stock of the Company.  The notes had maturity dates from August 2004 through March 2005.  The Company also had issued options to purchase 2,000,000 shares of common stock to Spice Island Products, Inc.

Item 13.  Exhibits and Reports on Form 8-K.

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller which was attached as Exhibit 99.3 to its 2002 Form 10KSB.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Exhibit 3(I)

Articles of Incorporation as Amended*

Exhibit 3(ii)

Bylaws*

Exhibit 14

Code of Ethics**

Exhibit 31.1

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

(b)  Reports on Form 8-K.

There were no reports filed on Form 8-K during the period covered by this report.

* Incorporated by reference. Filed as exhibit to 10SB12G filed December 29, 2000

**Incorporated by reference. Filed as exhibit to 2002 10KSB filed April 9, 2003

***The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of American Hospital Resources’ annual financial statement and review of financial statements included American Hospital Resources’ 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $16,452 for fiscal year ended 2004 and $42,392 for fiscal year ended 2003.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2004.

Tax Fees

Fees for tax compliance, tax advice and tax planning in the amount of $1,025 and $-0- were billed for the fiscal years 2004 and 2003.

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

/s/ Mark Buck

Date: March 24, 2005

Mark Buck

Chief Executive Officer

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 24, 2005

/s/ Mark Buck

Mark Buck

Director

Date:  March 24, 2005

/s/ Antione Gedeon

Antione Gedeon

Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

AMERICAN HOSPITAL RESOURCES, INC.

Honolulu, Hawaii

We have audited the accompanying balance sheet of American Hospital Resources, Inc. as of December 31, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Hospital Resources, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company has incurred significant losses and has not yet been successful in establishing profitable operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management's plans in regards to these matters are also described in Note 11.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah

February 9, 2005, except for Note 15,

as to which the date is February 18, 2005

AMERICAN HOSPITAL RESOURCES, INC.

BALANCE SHEET

ASSETS

December 31,

2004

_____________

CURRENT ASSETS:

Cash

$

2,120

OTHER ASSETS:

Deferred loan costs

1,329

_____________

$

3,449

_____________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

165,892

Dividends payable

196,884

Accrued interest

23,571

Convertible notes payable, net of discounts totaling $12,817

200,128

_____________

Total Current Liabilities

586,475

COMMITMENTS AND CONTINGENCIES [See Note 14]

-

_____________

Total Liabilities

586,475

_____________

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, no par value, 10,000,000 shares authorized:

Class A convertible preferred stock, 2,600,000 shares

  designated, 2,247,648 shares issued and outstanding

3,441,285

Class B convertible preferred stock, 5,000,000 shares

  designated, no shares issued and outstanding

-

Class C convertible preferred stock, 1,200,000 shares

  designated, 28,867 shares issued and outstanding

143,496

Common stock, no par value, 100,000,000 shares authorized,

  14,740,576 shares issued and outstanding

6,803,447

Additional paid-in capital

1,217,441

Retained earnings (deficit)

(12,188,695)

_____________

Total Stockholders' Equity (Deficit)

(583,026)

_____________

$

3,449

_____________

The accompanying notes are an integral part of this financial statement.

AMERICAN HOSPITAL RESOURCES, INC.

STATEMENTS OF OPERATIONS

For the Year Ended

December 31,

_______________________

2004

2003

___________

___________

REVENUE

$

-

$

-

___________

___________

EXPENSES:

General and administrative

2,084,762

523,876

Costs of unsuccessful NIPSI acquisition

-

12,006

Costs of unsuccessful RXS acquisition

-

40,000

___________

___________

Total Expenses

2,084,762

575,882

___________

___________

LOSS BEFORE OTHER EXPENSE

(2,084,762)

(575,882)

OTHER EXPENSE:

Interest expense

(193,263)

(51,285)

___________

___________

LOSS BEFORE INCOME TAXES

(2,278,025)

(627,167)

CURRENT TAX EXPENSE

-

-

DEFERRED TAX EXPENSE

-

-

___________

___________

LOSS FROM CONTINUING OPERATIONS

(2,278,025)

(627,167)

___________

___________

DISCONTINUED OPERATIONS:

Loss from operations of discontinued hospital

management consulting business (including gain on

disposal of $0 and $39,524  respectively)

-

(93,588)

Income tax benefit

-

-

___________

___________

LOSS FROM DISCONTINUED OPERATIONS

-

(93,588)

___________

___________

NET LOSS

$

(2,278,025)

$

(720,755)

___________

___________

BENEFICIAL CONVERSION FEATURE OF

  PREFERRED STOCK EQUIVALENT TO A DIVIDEND

(14,189)

(324,775)

DIVIDEND REQUIREMENTS OF PREFERRED STOCK

(142,345)

(68,840)

___________

___________

NET LOSS AVAILABLE TO COMMON

  SHAREHOLDERS

$

(2,434,559)

$

(1,114,370)

___________

___________

LOSS PER COMMON SHARE:

Continuing operations

$

(.20)

$

(.10)

Discontinued operations

-

(.01)

___________

___________

Net Loss Per Common Share

$

(.20)

$

(.11)

___________

___________

The accompanying notes are an integral part of these financial statements.

AMERICAN HOSPITAL RESOURCES, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

Class A Preferred Stock

Class C Preferred Stock

Common Stock

Additional

Retained

____________________

____________________

____________________

Paid-in

Earnings

Shares

Amount

Shares

Amount

Shares

Amount

Capital

(Deficit)

_________

_________

_________

_________

_________

_________

_______

_________

BALANCE, December 31, 2002

2,600,000

$

3,900,000

-

$

-

7,614,000

$

3,759,522

$

955,496

$

(8,639,766)

Issued 40,000 shares of common

  stock for cash of $10,000, or

  $.25 per share, net of offering

  costs of $400, February 2003

-

-

-

-

40,000

9,600

-

-

Issued 550,000 shares of

  common stock for services of

  $121,000, or $.22 per share,

  April 2003

-

-

-

-

550,000

121,000

-

-

Issued 383,000 shares of Class A

  preferred stock for cash of

  $71,500 and services of

  $120,000, or $.50 per share, net

  of offering costs of $65, issued

  with a beneficial conversion

  feature of $314,900, April and

  May 2003

383,000

506,335

-

-

-

-

-

-

Issued 20,000 shares of common

  stock for services of $10,000, or

  $.50 per share, May 2003

-

-

-

-

20,000

10,000

-

-

Issued 2,525,050 shares of

  common stock to convert

  505,010 shares of Class A

  preferred stock, May 2003

(505,010)

(740,454)

-

-

2,525,050

740,454

-

-

Issued 5,300 shares of Class A

  preferred stock for cash of

  $10,000, or approximately

  $1.8868 per share, net of

  offering costs of $62, issued

  with a beneficial conversion

  feature of $9,875, June 2003

5,300

19,813

-

-

-

-

-

-

Issued 8,800 shares of Class C

  preferred stock for cash of

  $44,000, or $5.00 per share, net

  of offering costs of $5,303, June

  and July 2003

-

-

8,800

38,697

-

-

-

-

Beneficial conversion feature on

  notes payable sold from August

  through December 2003

-

-

-

-

-

-

143,845

-

Issued 173,747 shares of Class C

  preferred stock for payment of

  liabilities totaling $868,735, or

  $5.00 per share, September 2003

-

-

173,747

868,735

-

-

-

-

Issued 1,200,000 shares of

  common stock for payment of

  liabilities of $290,000, or

  approximately $.2417 per share,

  October 2003

-

-

-

-

1,200,000

290,000

-

-

[Continued]

AMERICAN HOSPITAL RESOURCES, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

[Continued]

Class A Preferred Stock

Class C Preferred Stock

Common Stock

Additional

Retained

____________________

____________________

____________________

Paid-in

Earnings

Shares

Amount

Shares

Amount

Shares

Amount

Capital

(Deficit)

_________

_________

_________

_________

_________

_________

_______

_________

Issued 2,537,150 shares of

  common stock to convert

  353,750 shares of Class A

  preferred stock and to convert

  153,680 shares of Class C

  preferred stock, October 2003

(353,750)

(525,035)

(153,680)

(763,936)

2,537,150

1,288,971

-

-

Repurchased and cancelled

  2,131,249 shares of common

  stock for $85,250, or $.04 per

  share, December 2003

-

-

-

-

(2,131,249)

(85,250)

-

-

Cancelled 1,065,624 shares of

  common stock due to court

  order, December 2003

-

-

-

-

(1,065,624)

-

-

-

Granted 200,000 warrants to

  purchase common stock,

  December 2003

-

-

-

-

-

-

4,000

-

Net loss for year ended

  December 31, 2003

-

-

-

-

-

-

-

(720,755)

Beneficial conversion feature of

  preferred stock equivalent to a

  dividend

-

-

-

-

-

-

-

(324,775)

Dividend requirements of

  preferred stock

-

-

-

-

-

-

-

(68,840)

_________

_________

_________

_________

_________

_________

_______

_________

BALANCE,  December 31, 2003

2,129,540

3,160,659

28,867

143,496

11,289,327

6,134,297

1,103,341

 (9,754,136)

Issued 110,000 shares of

  Class A Preferred stock for

  Services of $253,000, or

  $2.30 per share, February 2004

110,000

253,000

-

-

-

-

-

-

Issued 1,100,000 shares of

  Common stock for services

  of $476,618 and liabilities

  of $29,382 or $0.46 per share,

  February 2004

-

-

-

-

1,100,000

506,000

-

-

Issued 8,108 shares of

  Class A preferred stock for

  cash of $15,000, or $1.85 per

  share net of offering costs

  of $1,563 issued with a beneficial

  conversion feature of

  $14,189, March 2004.

8,108

27,626

-

-

-

-

-

-

Beneficial conversion feature of

  preferred stock equivalent to a

  dividend, March 2004.

-

-

-

-

-

-

-

(14,189)

 [Continued]

AMERICAN HOSPITAL RESOURCES, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

[Continued]

Class A Preferred Stock

Class C Preferred Stock

Common Stock

Additional

Retained

____________________

____________________

____________________

Paid-in

Earnings

Shares

Amount

Shares

Amount

Shares

Amount

Capital

(Deficit)

_________

_________

_________

_________

_________

_________

_______

_________

Issued 20,000 shares of

  Common stock for cash of $1,000

  Upon exercise of options,

  or $0.05 per share, March 2004.

-

-

-

-

20,000

1,000

-

-

Beneficial conversion feature of

  notes payable signed February

  through March 2004.

-

-

-

-

-

-

60,000

-

Issued 30,000 shares of

  Common stock for services

  of $9,600 or $0.32 per share,

  August 2004.

-

-

-

-

30,000

9,600

-

-

Beneficial conversion feature of

  notes payable signed in August

  and September 2004.

-

-

-

-

-

-

9,100

-

Issued 30,000 shares of

  Common stock for services

  of $6,300, or $0.21 per share,

  September 2004.

-

-

-

-

30,000

6,300

-

-

Issued 90,000 shares of

  Common stock for services

  of $36,000, or $0.40 per share,

  November 2004.

-

-

-

-

90,000

36,000

-

-

Issued 20,000 shares of

  Common stock for $7,000

  cash or $0.35 per share,

  December  2004

.

-

-

-

-

20,000

7,000

-

-

Issued 30,000 shares of

  Common stock for services

  of $18,000 or $0.60 per share,

  December 2004.

-

-

-

-

30,000

18,000

-

-

Issued 2,131,249 shares of

Common stock for liabilities of

$85,250, or $.04 per share,

 December 2004.

-

-

-

-

2,131,249

85,250

-

-

Granted 150,000 warrants to

  Purchase Common Stock,

  December 2004

-

-

-

-

-

-

45,000

-

Net loss for year ended

-

-

-

-

-

-

-

(2,278,025)

  December 31, 2004

Dividend requirements of

  preferred stock

-

-

-

-

-

-

-

(142,345)

_________

_________

_________

_________

_________

_________

_______

_________

BALANCE, December 31, 2004

2,247,648

$3,441,285

28,867

$143,496

14,740,576

$6,803,447

$1,217,441

$(12,188,695)

_________

_________

_________

_________

_________

_________

_______

_________

The accompanying notes are an integral part of this financial statement.

AMERICAN HOSPITAL RESOURCES, INC.

STATEMENTS OF CASH FLOWS

For the Year Ended

December 31,

_______________________

2004

2003

___________

___________

Cash Flows from Operating Activities:

Net loss

$

(2,278,025)

$

(720,755)

Adjustments to reconcile net loss to net cash used

  by operating activities:

Amortization of deferred loan costs

16,364

4,485

Amortization of discounts on notes payable

157,083

43,045

Depreciation

-

295

Non-cash services for common stock

799,518

251,000

Non-cash services for common stock warrants

45,000

4,000

Non-cash expense

1,084,609

-

Non-cash gain on disposal of discontinued operations

-

(15,842)

Changes in assets and liabilities:

Decrease in prepaid expense

-

30,075

Increase in accounts payable

103,704

66,518

Increase in accrued expenses

-

64,722

Increase in accrued interest

19,816

3,755

___________

___________

Net Cash (Used) by Operating Activities

(51,931)

(268,702)

___________

___________

Cash Flows from Investing Activities:

Proceeds received on advance to NIPSI

-

15,000

Payments for property and equipment

-

(1,414)

___________

___________

Net Cash Provided by Investing Activities

-

13,586

___________

___________

Cash Flows from Financing Activities:

Payments of deferred loan costs

(7,190)

(14,988)

Proceeds allocated to beneficial conversion feature

  of notes payable

69,100

143,845

Payments of stock offering costs

(16,563)

(16,015)

Proceeds from sale of Class A preferred stock

15,000

81,500

Proceeds from sale of Class C preferred stock

-

44,000

Proceeds from sale of common stock

8,000

10,000

Payments of preferred stock dividends

(14,301)

-

___________

___________

Net Cash Provided by Financing Activities

54,046

248,342

___________

___________

[Continued]

AMERICAN HOSPITAL RESOURCES, INC.

STATEMENTS OF CASH FLOWS

[Continued]

For the Year Ended

December 31,

_______________________

2004

2003

___________

___________

Net Increase (Decrease) in Cash

2,115

(6,774)

Cash at Beginning of the Year

5

6,779

___________

___________

Cash at End of the Year

$

2,120

$

5

___________

___________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

Interest

$

-

$

-

Income taxes

$

-

$

-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year December 31, 2004:

The Company amortized $157,083 of discounts on notes payable and $16,364 of deferred loan costs as interest expense.

The Company recorded dividends payable of $142,345 for the dividend requirements of its preferred stock.

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

In November 2004, the Company issued 90,000 shares of common stock for services valued at $36,000.

In December 2004 the Company issued 30,000 shares of common stock for services valued at $18,000.

[Continued]

AMERICAN HOSPITAL RESOURCES, INC.

STATEMENTS OF CASH FLOWS

[Continued]

In December 2004, the Company issued 2,131,249 shares of common stock in payment of liabilities of $85,250.

In December 2004, the Company granted 150,000 warrants to purchase common stock as payment of $45,000 of directors services.

For the year ended December 31, 2003:

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

The Company recorded dividends payable of $68,840 for the dividend requirements of its preferred stock.

The accompanying notes are an integral part of these financial statements.

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - American Hospital Resources, Inc. (“the Company”) was organized under the laws of the State of Utah on May 9, 1972 as High-Line Investment & Development Company.  In 1977, the Company changed its name to Gayle Industries, Inc.  In 1978, the Company merged into Swing Bike.  In 1979, the Company changed its name to Horizon Energy Corporation.  In 1992, the Company changed its name to Millennium Entertainment Corp.  In 1993, the Company changed its name to New Horizon Education, Inc.  In 1993, the Company also organized a wholly owned subsidiary with the sole purpose of merging with Ruff Network Marketing, Inc.  In 1997, the Company sold its wholly owned subsidiary to Phoenix Ink, LLC.  On June 17, 2002, the Company changed its name to American Hospital Resources, Inc.  The Company plans to manage foreign casinos.  The Company plans to acquire businesses already operating as casinos in foreign countries.  The Company has, at the present time, not paid any cash dividends on its common stock and any dividends that may be paid in the future on its common stock will depend upon the financial requirements of the Company and other relevant factors.

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

Property and Equipment - Property and equipment are stated at cost.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets of five to ten years.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its property and equipment for impairment.  Depreciation expense for the years ended December 31, 2004 and 2003 was $0 and $295, respectively.

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.”  Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be five years.  The Company had capitalized a total of $2,955 of website costs which were written off in the disposal of AHR Subsidiary.  The Company did not incur any planning costs and did not record any research and development costs for the years ended December 31, 2004 and 2003.

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

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Revenue Recognition - The Company plans to generate revenue from management of foreign casinos.  AHR Subsidiary generated revenue from hospital management consulting.  Revenue from consulting and managing hospitals was recognized over the term of the underlying agreement.  A portion of the consulting services was subcontracted out by the Company to third party vendors.  These direct costs were recorded by the Company as general and administrative expenses.  Revenue from facilitating the sale of hospital property was recorded when property was sold.  AHR Subsidiary had purchased the right to receive a portion of the revenues from a consulting and asset sale agreement.  Revenue derived from the purchased contract rights was recorded as received on a net basis.  On a net basis, only the share of revenue belonging to AHR Subsidiary was recorded as revenue.

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

For the Year Ended

December 31,

_______________________

2004

2003

___________

___________

Net loss, as reported

$

(2,278,025)

$

(720,755)

Add: Stock-based employee compensation

  expense included in reported net loss

45,000

4,000

Deduct: Total stock-based employee

  compensation expense determined under

  fair value based method

(81,195)

(53,380)

___________

___________

Pro forma net loss

$

(2,314,220)

$

(770,135)

___________

___________

Loss per common share, as reported

$

(.20)

$

(.11)

Loss per common share, pro forma

$

(.20)

$

(.11)

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”, and SFAS No. 123 (revised 2004), “Share-based Payment”, were recently issued. SFAS No. 151, 152, and 153 have no current applicability to the Company or their effect on the financial statements would have been significant.  If SFAS No. 123 (revised 2004) had been applied to all periods presented, it would have had the same effects as disclosed above under the caption “Stock-Based Compensation.”

Reclassification - The financial statements for periods prior to December 31, 2004 have been reclassified to conform to the headings and classifications used in the December 31, 2004 financial statements.

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

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - DISCONTINUED OPERATIONS

On December 22, 2003, the Company discontinued its hospital management consulting business.  The Company has accounted for this disposal in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  At December 31, 2004, the Company has no assets or liabilities associated with its discontinued hospital management consulting business.  The Company effected the disposal of its discontinued operations by repurchasing 2,131,249 shares of common stock for $85,250 and obtained a court order to cancel the remaining 1,065,624 shares previously issued to acquire AHR Subsidiary.

The following is a summary of the results of operations of the Company’s discontinued hospital management consulting business:

For the Year Ended

December 31,

_______________________

2004

2003

___________

___________

Revenue

$

-

$

-

General and administrative

 -

(133,112)

Gain on disposal

-

39,524

___________

___________

Net loss

$

-

$

(93,588)

___________

___________

NOTE 6 - GOODWILL

The Company has no indefinite-life or definite-life intangible assets.  The following is a summary of the transactions affecting the Company’s goodwill.

For the Year Ended

December 31,

_______________________

2004

2003

___________

___________

Goodwill at beginning of period

$

-

$

60,321

Goodwill eliminated in the

  disposal of AHR Subsidiary

-

(60,321)

___________

___________

Goodwill at end of period

$

-

$

-

___________

___________

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE

The Company has the following one-year 10% convertible notes payable at:

December 31,

2004

_____________

$10,000 note payable due August 2004, convertible into

common stock at $.29 per share, secured by 100,000 shares of the

Company’s common stock, currently in default

$

10,000

$20,000 note payable due September 2004, convertible into

common stock at $.265 per share, secured by 200,000 shares of the

Company’s common stock, currently in default

20,000

$10,000 note payable due September 2004, convertible into

common stock at $.38 per share, secured by 100,000 shares of the

Company’s common stock, currently in default

10,000

$24,000 note payable due September 2004, convertible into

common stock at $.36 per share, secured by 250,000 shares of the

Company’s common stock, currently in default

24,000

$10,000 note payable due September 2004, convertible into

common stock at $.37 per share, secured by 100,000 shares of the

Company’s common stock, currently in default

10,000

$11,000 note payable due September 2004, convertible into

common stock at $.485 per share, secured by 150,000 shares of the

Company’s common stock, currently in default

11,000

$21,345 note payable due October 2004, convertible into

common stock at $.435 per share, secured by 213,345 shares of the

Company’s common stock, currently in default

21,345

$10,000 note payable due October 2004, convertible into

common stock at $.42 per share, secured by 100,000 shares of the

Company’s common stock, currently in default

10,000

$10,000 note payable due October 2004, convertible into

common stock at $.45 per share, secured by 100,000 shares of the

Company’s common stock, currently in default

10,000

$10,000 note payable due October 2004, convertible into

common stock at $.40 per share, secured by 100,000 shares of the

Company’s common stock, currently in default

10,000

$5,000 note payable due November 2004, convertible into

common stock at $.375 per share, secured by 100,000 shares of the

Company’s common stock, currently in default

5,000

$2,500 note payable due December 2004, convertible into

common stock at $.18 per share, secured by 100,000 shares of the

Company’s common stock, currently in default

2,500

[Continued]

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - CONVERTIBLE NOTES PAYABLE [Continued]

December 31,

2004

_____________

$10,000 note payable maturing in February 2005, convertible into common stock at $.23 per share, secured by 100,000 shares of the

Company’s common stock, net of discount of $833.

9,167

$10,000 note payable maturing in February 2005, convertible into common stock at $.27 per share, secured by 100,000 shares of the

Company’s common stock, net of discount of $833.

9,167

$10,000 note payable maturing in February 2005, convertible into common stock at $.325 per share, secured by 100,000 shares of the

Company’s common stock, net of discount of $833.

9,167

$16,000 note payable maturing in March 2005, convertible into common stock at $.51 per share, secured by 160,000 shares of the

Company’s common stock, net of discount of $2,667.

13,333

$10,000 note payable maturing in March 2005, convertible into common stock at $.425 per share, secured by 100,000 shares of the

Company’s common stock, net of discount of $1,667.

8,333

$4,000 note payable maturing in March 2005, convertible into common stock at $.50 per share, secured by 40,000 shares of the

Company’s common stock, net of discount of $667.

3,333

$9,000 note payable maturing in August 2005, convertible into common stock at $.15 per share, secured by 90,000 shares of the

Company’s common stock, net of discount of $5,250.

3,750

$100 note payable maturing in September 2005, convertible into common stock at $.11 per share, secured by 1,000 shares of the

Company’s common stock, net of discount of $67.

33

_____________

200,128

Less current portion

(200,128)

_____________

$

-

The Company has sold convertible notes payable totaling $212,945 and recorded discounts totaling $212,945 due to the beneficial conversion feature of the notes.  The discounts are being amortized over the term of the respective note.  During the years ended December 31, 2004 and 2003, the Company amortized $157,083 and $43,045, respectively, of the discounts on notes payable as interest expense.

The Company has paid a total of $22,178 to consultants for negotiating the notes payable.  These costs have been deferred and are being amortized over the term of the respective notes.  During the years ended December 31, 2004 and 2003, the Company amortized $16,364 and $4,485, respectively, of the deferred loan costs as interest expense.

For the years ended December 31, 2004 and 2003, interest expense on notes payable amounted to $193,263 and $8,240, respectively.

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

Class A Preferred Stock - Class A preferred stock is only available to the Company’s management, directors and existing shareholders.  Each share of Class A preferred stock has the voting rights of five shares of common stock and is convertible at the shareholder’s option into five shares of common stock.  If shares of the Class A preferred stock are required to be converted as part of a sale or merger of the Company, then each share of Class A preferred stock was convertible into 5.5 shares of common stock.  Each share of Class A preferred stock was entitled to receive a $.0575 annual dividend payable monthly.  The total annual dividend for all shares of Class A preferred stock was limited to 50% of the Company’s earnings before interest, taxes, depreciation and amortization for the year and the monthly payments were adjusted accordingly.  For the six months ended June 30, 2003, the Company had negative earnings before interest, taxes, depreciation and amortization; therefore, no dividends were due on the Class A preferred stock through June 30, 2003.  In June 2003, the Company’s Board of Directors modified the mandatory conversion and dividend provisions of the Class A preferred stock.  Effective July 1, 2003, if there is a merger, reorganization, recapitalization or similar event in which the Company is not the surviving entity, then each share of Class A preferred stock will be converted into 5.5 shares of common stock.  Effective July 1, 2003, each share of Class A preferred stock is entitled to receive a cumulative $.0575 annual dividend payable monthly with no limitation based on earnings.  For the year ended December 31, 2004, the Company has recorded $128,635 in dividends payable on Class A preferred stock.  At December 31, 2004, the Company owed $189,859 in dividends payable on Class A preferred stock.

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

Class B Preferred Stock - Class B preferred stock is only available to parties who sell a business to the Company.  Each share of Class B preferred stock has no voting rights and is convertible into five shares of common stock.  Each share of Class B preferred stock is entitled to receive a cumulative 6% annual dividend payable quarterly based on the purchase price paid to the Company or the consideration received by the Company.  Class B preferred stock may not be transferred without the express written consent of the Company.  At December 31, 2004, no shares of Class B preferred stock had been issued.

Class C Preferred Stock - Each share of Class C preferred stock has no voting rights and is entitled to receive a cumulative $.475 annual dividend payable quarterly.  Each share of Class C preferred stock is convertible at the shareholder’s option into five shares of common stock after a two-year waiting period following issuance.  If there is a merger, reorganization, recapitalization or similar event in which the Company is not the surviving entity, then each share of Class C preferred stock will be converted into five shares of common stock.  Class C preferred stock may not be transferred without the express written consent of the Company.  For the year ended December 31, 2004, the Company has recorded $13,710 in dividends payable on Class C preferred stock.  At December 31, 2004, the Company owed $7,025 in dividends payable on Class C preferred stock.

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

In December 2004, the Company issued 2,131,249 shares of its previously authorized but unissued common stock to pay liabilities of $85,250, or $.04 per share.

In December 2004, the Company issued 20,000 shares of its previously authorized but unissued common stock for cash of $7,000 or $.35 per share.

In November and December 2004, the Company issued 90,000 and 30,000 shares of its previously authorized but unissued common stock for services rendered valued at $36,000 and $18,000, respectively, or $.40 and $.60 per share, respectively.

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

Proposed Stock Offering - The Company was proposing to sell up to $10,000,000 of its previously authorized but unissued common stock through an Equity Line of Credit Agreement (see Note 14). The Company has recorded $1,084,609 in deferred stock offering costs which were to be offset against the proceeds of the offering.  In September 2004, the Company abandoned its plan for a stock offering and expensed the deferred stock offerings of $1,084,609 as general and administrative expense.

Stock Options - In November 2002, the Company granted 2,000,000 options to purchase common stock at $.50 per share for services rendered valued at $882,400.  The options vested immediately and are exercisable for three years.  At December 31, 2004, none of these options had been exercised, forfeited or cancelled.

In March 2002, the Company granted 20,000 options to purchase common stock at $.05 per share to attract new directors to Company.  The options vested immediately and were exercisable for two years.  In March 2004, all 20,000 options were exercised.

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

A summary of the status of the options outstanding at December 31, 2004 is presented below:

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

0.8 years

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

In December 2003, the Company’s Board of Directors authorized the 2004 Stock Bonus Pool which consists of 1,000,000 warrants to purchase common stock at $.25 per share.  Further, the Company granted 200,000 warrants to purchase common stock from the 2004 Stock Bonus Pool to directors for services rendered valued at $4,000.  The warrants vested immediately and are exercisable at $.25 per share for five years.  At December 31, 2004, none of these warrants had been exercised, forfeited or cancelled.

In December 2004, the Company granted 150,000 warrants to purchase common stock from the 2004 Stock Bonus Pool to directors for services rendered valued at $45,000.  The warrants vested immediately and are exercisable at $.25 per share for five years.  At December 31, 2004, none of these warrants had been exercised, forfeited or cancelled.

In December 2002, the Company’s Board of Directors authorized the 2003 Stock Bonus Pool which consisted of 1,000,000 warrants to purchase common stock at $.25 per share.  Further, the Company granted 300,000 warrants to purchase common stock from the 2003 Stock Bonus Pool to directors and NIPSI personnel for services rendered valued at $19,577.  The warrants vested immediately and are exercisable at $.25 per share for five years.  In 2004, the Company obtained a court order to cancel 75,000 of the warrants [See Note 14].  At December 31, 2004, none of the remaining 225,000 warrants had been exercised, forfeited or cancelled.

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

Granted

150,000

$

.25

200,000

$

  .25

Exercised

-

$

-

-

$

-

Forfeited

$

75,000

$       .25

Expired

-

$

-

-

$

-

_______

_______

_______

_______

Outstanding at end of period

575,000

$

.25

425,000

$

.25

_______

_______

_______

_______

Weighted average fair value of warrants

  granted during the period

150,000

$

.54

200,000

$

.27

_______

_______

_______

_______

The fair value of each warrant granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions used for the grants on December 31, 2003: risk-free interest rate of 3.25%, expected dividend yield of zero, expected lives of 5 years and expected volatility of 222%.  The following assumptions were used for the warrants granted on December 15, 2004: risk-free interest rate of 3.48%, expected dividend yield of zero, expected lives of 5 years and expected volatility of 199%.

A summary of the status of the warrants outstanding under the Company’s Incentive Stock Bonus Plan at December 31, 2004 is presented below:

Options Outstanding

Options Exercisable

___________________________________________

_________________________

Range of

Weighted-Average

Weighted-Average

Weighted-Average

Exercise

Number

Remaining

Exercise

Number

Exercise

Prices

Outstanding

Contractual Life

Price

Exercisable

Price

___________

___________

______________

______________

_________

______________

$

.25

225,000

3.0 years

$

.25

225,000

$

.25

$

.25

200,000

4.0 years

$

.25

200,000

$

.25

$

.25

150,000

5.0 years

$

.25

150,000

$

.25

___________

___________

______________

______________

_________

______________

$

.25

575,000

3.9 years

$

.25

575,000

$

.25

___________

___________

______________

______________

_________

______________

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At December 31, 2004, the Company has available unused net operating and capital loss carryforwards of approximately $2,847,000 and 294,000, respectively, which may be applied against future taxable income and which expire in various years through 2024 and 2008, respectively.  If certain substantial changes in the Company’s ownership should occur, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

At December 31, 2004, the total of all deferred tax assets is approximately $1,251,000 and the total of all deferred tax liabilities is $0.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $1,251,000 and $417,000 at December 31, 2004 and 2003, respectively.  The change in the valuation allowance for the year ended December 31, 2004 is approximately $834,000.

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) at:

December 31,

2004

_____________

Net operating loss carryover

$

1,134,162

Capital loss carryover

117,253

_____________

Total deferred tax asset

$

1,251,415

_____________

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

$

-

$

126

Accrued compensation

-

43,794

Capital loss carryover

-

(104,308)

Allowance for bad debts

-

40,751

Net operating loss carryover

834,509

(192,253)

Valuation allowance

(834,509)

211,890

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

State income taxes, net of federal benefit

5.83

5.83

Compensation due to issue of options

(.45)

-

Disposition of subsidiary

     -

(8.07)

Other

(2.75)

(2.36)

Valuation allowance

(36.63)

(29.40)

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

NOTE 12 - RELATED PARTY TRANSACTIONS

Deposit from NIPSI - In January and February 2003, during the period that the Company operated the assets of NIPSI pursuant to an asset purchase agreement [See Notes 3 and 14], the Company received $70,000 from NIPSI as reimbursement of costs incurred as part of the unsuccessful NIPSI acquisition.  At December 31, 2004, the Company has completely used the deposit to offset expenses of the unsuccessful NIPSI acquisition.

Notes Payable – In September 2004, the Company sold a note payable for $100 to its Chief Executive Officer [See Note 7].

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

Warrants - In December 2004, the Company granted 150,000 warrants to purchase common stock to directors of the Company for services rendered valued at $45,000 [See Note 9].

In December 2003, the Company granted 200,000 warrants to purchase common stock to directors of the Company for services rendered valued at $4,000 [See Note 9].

Management Compensation – During the years ended December 31, 2004 and 2003, respectively, the Company expensed $ -0- and $93,750 as compensation to its former Chief Executive Officer.

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS [Continued]

Office Space - The Company rents office space from its Chief Executive Officer on an as-needed, month-to-month basis.  Total rents to the Chief Executive Officer amounted to $500 and $0 for the years ended December 31, 2004 and 2003, respectively.

Beginning October 1, 2002, the Company paid its former Chief Executive Officer $500 per month on a month-to-month basis for use of his office space.  Total rents to the former Chief Executive Officer amounted to $0 and $4,500 for the years ended December 31, 2004 and 2003, respectively.

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

2004

2003

___________

___________

Net loss from continuing operations available to common

  shareholders (numerator)

$

(2,434,559)

$

(1,020,782)

Net loss from discontinued operations (numerator)

-

(93,588)

___________

___________

Net loss available to common shareholders (numerator)

$

(2,434,559)

$

(1,114,370)

___________

___________

Weighted average number of common shares

outstanding used in loss per common share for the

period (denominator)

12,382,712

10,404,569

___________

___________

At December 31, 2004, the Company had 2,000,000 outstanding options, 575,000 outstanding warrants, notes payable convertible into 702,800 shares, 2,304,345 shares issuable as collateral on notes payable and preferred stock convertible into 11,382,575 shares of common stock which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive.  At December 31, 2003, the Company had 2,020,000 outstanding options, 425,000 outstanding warrants, notes payable convertible into 410,250 shares, 1,613,345 shares issuable as collateral on notes payable and preferred stock convertible into 10,792,035 shares of common stock which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted loss per share.

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Potential Stock Issuances - The Company has signed notes payable totaling $212,945 which call for the Company to issue 2,304,345 shares of common stock as collateral; however, none of the shares had been issued at December 31, 2004.

Advertising and Promotional Services Agreement - In August 2004, the Company signed a one-year agreement with Hobson, Lorenze, Bowersock & Associates (“HLB”).  The agreement called for the Company to issue up to 500,000 shares of common stock and up to 50,000 shares of Class A preferred stock for HLB’s assistance in raising capital.  The shares were to be issued as follows: 30,000 shares of common stock each month, 100,000 shares of common stock if HLB assists in raising at least $100,000 and all the remaining shares of common and preferred stock if HLB assists in raising at least $1,100,000.  In October 2004, the Company amended its agreement with HLB so that the Company will issue 600,000 shares of common stock and 50,000 shares of Class A preferred stock for HLB’s assistance in raising capital. The shares will be issued as follows: 50,000 shares of common stock each month, 100,000 shares of common stock if HLB assists in raising at least $100,000 and 50,000 shares of Class A preferred stock during the last month of the agreement. During the years ended December 31, 2004 and 2003, the services rendered by HLB under this agreement amounted to $69,900 and $0, respectively.

Consulting Agreements - In April 2002, the Company signed three-year consulting agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. (collectively “Consultants”).  The agreements call for the Company to pay $10,000 per month for consulting services.   During the years ended December 31, 2004 and 2003, the services rendered by Consultants under these agreements amounted to $90,000 and $180,000, respectively.

Equity Line of Credit Agreement - In November 2002, the Company signed an Equity Line of Credit Agreement with Cornell Capital Partners, LP (“Cornell”).  The agreement called for the Company to sell up to $10,000,000 of common stock to Cornell at 95% of the closing bid price for the five preceding trading days.  The agreement required that the shares of common stock be registered with the Securities and Exchange Commission and that the shares be sold in intervals over a two-year period commencing after such registration was effective.  The agreement also stated that, at the time of each stock sale transaction, the Company would pay $500 in legal fees and pay Cornell 7% of the proceeds received.  In 2003, the Company issued 1,200,000 shares of common stock as payment of a commitment fee of $290,000 and paid $10,000 in legal fees which were classified as deferred stock offering costs.  The Company also paid $757,000 to consultants who negotiated the agreement which were also classified as deferred stock offering costs [See Below].  In September 2004 the Company abandoned its plan for a stock offering and expensed the deferred stock offering costs of $1,084,609 as general and administrative expense.

Financing Agreements - In March 2003, the Company retained Douglas A. Jackson to negotiate a 5-year $6,000,000 loan for the Company.  The Company agreed to pay $12,500 plus 5% of the proceeds received by the Company.  During the years ended December 31, 2004 and 2003, the Company paid $ -0- and $12,500 for services rendered by Douglas A. Jackson under this agreement.

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES [Continued]

In February 2003, the Company retained Douglas A. Jackson to negotiate a line of credit for the Company.  The Company agreed to pay $5,000 plus 5% of the proceeds received by the Company.  During the years ended December 31, 2004 and 2003, the Company paid $ -0- and $5,000 for services rendered by Douglas A. Jackson under this agreement.

Finder Agreements - In April 2002, the Company signed three-year finder agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. (collectively “Consultants”).  The agreements call for the Company to pay finders’ fees of 10% of the first $3,000,000, 8% of the next $3,000,000, 6% of the next $3,000,000, and 4% of any additional funding provided through the efforts of Consultants.   In December 2002, the Company signed a $10,000,000 Equity Line of Credit Agreement which was negotiated by Consultants and the Company recorded stock offering costs of $757,000 which were classified as deferred stock offering costs [See above].  In February 2003, the Company sold 40,000 shares of common stock for cash of $10,000 which was negotiated by Consultants and the Company recorded stock offering costs of $400 which were offset against the proceeds [See Note 9].  From August 2003 through August 2004, the Company signed notes payable with proceeds totaling $212,845 which were negotiated by Consultants and the Company recorded loan costs totaling $22,178 which have been deferred and are being amortized over the lives of the related notes [See Note 7].  In March 2004, the Company sold 8,108 shares of Class A preferred stock for cash of $15,000 which was negotiated by Consultants and the Company recorded stock offering costs of $1,563 which were offset against the proceeds [see Note 8].

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

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES [Continued]

Possible Legal Action - In March 2003, the Company was notified that Pre-Employment Screening, Inc., Lawrence J. Altman, Gateway Legal Services, Inc. and Fun Services of Kansas City plan to file suit to seek $12,000 for alleged violations of the Telephone Consumer Protection Act.  As of December 31, 2004, the Company has not been formally served and no legal actions have commenced.  The Company denies the allegations and intends to vigorously defend itself in this matter.  No accrual for possible losses or settlements has been recorded in the accompanying financial statements.

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

Possible NIPSI Claims - For approximately three months, the Company operated the assets of NIPSI pursuant to an asset purchase agreement [See Note 3 and above].  The Company’s management believes that the Company is not responsible for any liabilities of NIPSI, but the possibility exists that creditors and others seeking relief from NIPSI may also include the Company in claims and suits based on the previous relationship.  The Company is not currently named in, nor is it aware of, any such claims or suits against NIPSI.  The Company’s management believes that the Company would be successful in defending against any such claims.  No accrual for possible losses or settlements has been recorded in the accompanying financial statements.  As further disclosed above, NIPSI General Partner claimed damages of $120,000 against the Company.

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14 - COMMITMENTS AND CONTINGENCIES [Continued]

Management Agreement - In March 2004, the Company signed a Management Agreement with Judah Feigenbaum (“JF”) to act as an agent of the Company through July 15, 2004.  The agreement called for the Company to pay $24,000 plus 3% of the consideration of any pharmacy acquisitions completed through March 2005.  During the year ended December 31, 2004, the services rendered by JF under the agreement amounted to $24,000.

NOTE 15 - SUBSEQUENT EVENTS

Proposed Acquisition - In January 2005, the Company entered into a preliminary, non-binding letter of intent regarding the proposed acquisition of HAPS USA, Inc.  Completion of the proposed acquisition is subject to the negotiation and execution of a definitive agreement, the completion of due diligence, and necessary corporate approvals.  In addition, the letter of intent contemplates that immediately prior to the closing of the transaction, the Company would change its name and complete a quasi-reorganization.  Final consummation of the proposed acquisition is not guaranteed.

Common Stock Issuances - In January 2005, the Company issued 495,000 shares of common stock to directors of the Company for cancellation of 550,000 warrants to purchase common stock

In January 2005, the Company issued 10,000 shares of common stock for consulting services.

In January 2005, the Company issued 36,000 shares of common stock to pay a liability of $18,000.

In February 2005, the Company issued 70,000 shares of common stock for consulting services.

In February 2005, the Company issued 1,000,000 shares of common stock for consulting services.

In February 2005, the Company issued 372,000 shares of common stock for cash of $93,000.

In February 2005, the Company issued 40,000 shares of common stock for consulting services.

In January and February 2005, the Company issued a total of 463,453 shares of common stock to pay Class A preferred stock dividends totaling $189,859.

Class C Preferred Stock Conversions - In February 2005, shareholders of the Company converted 8,800 shares of Class C preferred stock into 44,000 shares of common stock.

Class A Preferred Stockholder Rights - In February 2005, the Company eliminated the dividend provision of the Class A preferred stock effective December 31, 2004 and eliminated the provision for 5.5 shares of common stock to be issued for each share of Class A preferred stock if there is a merger, reorganization , recapitalization or similar event.

Cancellation of Warrants – In January 2005, the Company cancelled 25,000 warrants to purchase common stock.