Form 10QSB
period 2005-03-31
HAPS USA, INC.
filed 2005-05-17
CIK 1127005

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission file number:    0-32195

HAPS USA, Inc.

f/k/a American Hospital Resources, Inc.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 17,621,364 shares of common stock, no par value

Transitional Small Business Disclosure Format (Check one):  Yes _____ No    X

FORM 10-QSB

AMERICAN HOSPITAL RESOURCES, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets – March 31, 2005 and December 31, 2004

Unaudited Condensed Statements of Operations for the three months ended March 31, 2005 and March 31, 2004

Unaudited Condensed Statements of Cash Flows for the three  months ended March 31, 2005 and March 31, 2004

Notes to Unaudited Condensed Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4 5 6-7 8-21 22 24
PART II.	Other Information Item 2. Changes in Securities Item 4. Submission of Matters to a Vote of Security Holders Item 6. Exhibits and Reports on Form 8-K	24 28 28
	Signatures	28

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

AMERICAN HOSPITAL RESOURCES, INC.

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

March 31,

December 31,

2005

2004

_____________

_____________

CURRENT ASSETS:

Cash

$           10,806

$             2,120

Total Current Assets

             10,806

               2,120

OTHER ASSETS:

Deferred loan costs

                313

             1,329

$           11,119

$             3,449

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$         133,808

$         165,892

Dividends payable

-

196,884

Accrued interest

28,822

23,571

Convertible notes payable, net of discounts totaling

  $3,042 and $12,817, respectively

        209,903

         200,128

Total Current Liabilities

372,533

586,475

COMMITMENTS AND CONTINGENCIES [See Note 9]

                    -

                     -

Total Liabilities

        372,533

         586,475

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, no par value, 150,000,000 shares authorized:

Class A convertible preferred stock, 6,000,000

  shares designated, 2,297,648 and 2,247,648

  shares issued and outstanding, respectively

3,591,285

3,441,285

Class B convertible preferred stock, 5,000,000

  shares designated, no shares issued and

  outstanding

-

-

Class C convertible preferred stock, 1,200,000

  shares designated, no shares and 28,867 shares

  issued and outstanding, respectively

-

143,496

Common stock, no par value, 750,000,000 shares

  authorized, 17,621,364 and 14,740,576 shares

  issued and outstanding, respectively

8,170,599

6,803,447

Additional paid-in capital

1,019,441

1,217,441

Retained earnings (deficit)

  (13,142,739)

  (12,188,695)

Total Stockholders' Equity (Deficit)

       (361,414)

       (583,026)

$           11,119

$             3,449

Note: The Balance Sheet at December 31, 2004 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN HOSPITAL RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three Months

Ended March 31,

____________________

2005

2004

_________

_________

REVENUES

$

-

$

-

EXPENSES:

General and administrative

     938,002

     743,202

LOSS BEFORE OTHER EXPENSE

(938,002)

(743,202)

OTHER EXPENSE:

Interest expense

      (16,042)

      (52,110)

LOSS BEFORE INCOME TAXES

(954,044)

(795,312)

CURRENT TAX EXPENSE

-

-

DEFERRED TAX EXPENSE

                 -

                 -

NET LOSS

$

(954,044)

$     (795,312)

BENEFICIAL CONVERSION FEATURE OF PREFERRED

  STOCK EQUIVALENT TO A DIVIDEND

-

(14,189)

DIVIDEND REQUIREMENTS OF PREFERRED STOCK

                 -

      (35,133)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS

$     (954,044)

$     (844,634)

LOSS PER COMMON SHARE:

$             (.06)

$             (.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN HOSPITAL RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months

Ended March 31,

____________________

2005

2004

__________

__________

Cash Flows from Operating Activities:

Net loss

$

(954,044)

$

(795,312)

Adjustments to reconcile net loss to net cash used by

  operating activities:

Amortization of deferred loan costs

1,016

4,529

Amortization of discounts on notes payable

9,775

43,461

Non-cash services for stock

871,200

729,618

Changes in assets and liabilities:

(Increase) in prepaid expense

-

(15,000)

(Decrease) in accounts payable

(14,084)

(25,880)

Increase in accrued interest

         5,251

          4,120

Net Cash (Used) by Operating Activities

      (80,886)

      (54,464)

Cash Flows from Investing Activities

                 -

                 -

Net Cash Provided (Used) by Investing Activities

                 -

                 -

Cash Flows from Financing Activities:

Payments for deferred loan costs

-

(6,252)

Proceeds allocated to beneficial conversion feature of

  notes payable

-

60,000

Payments of stock offering costs

-

(1,563)

Proceeds from sale of Class A preferred stock

-

15,000

Proceeds from sale of common stock

93,000

1,000

Payments of preferred stock dividends

        (3,428)

        (7,447)

Net Cash Provided by Financing Activities

       89,572

       60,738

Net Increase in Cash

8,686

6,274

Cash at Beginning of the Period

         2,120

Cash at End of the Period

$        10,806

$          6,279

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

Interest

$

-

$

-

Income taxes

$

-

$

-

 [Continued]

AMERICAN HOSPITAL RESOURCES, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

[Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the three months ended March 31, 2005:

The Company amortized $9,775 of discounts on notes payable and $1,016 of deferred loan costs as interest expense.

In January 2005, the Company issued 36,000 shares of common stock to pay accounts payable of $18,000.

In January 2005, the Company issued 495,000 shares of common stock to cancel 550,000 warrants to purchase common stock.

In January and February 2005, the Company issued a total of 1,370,000 shares of common stock for services totaling $721,200.

In February 2005, the Company issued 50,000 shares of Class A preferred stock for services valued at $150,000.

In February 2005, the Company issued a total of 463,453 shares of common stock to pay accrued dividends totaling $189,859.

In February and March 2005, shareholders of the Company converted a total of 28,867 shares of Class C preferred stock into a total of 144,335 shares of common stock.

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

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - American Hospital Resources, Inc. (“the Company”) was organized under the laws of the State of Utah on May 9, 1972 as High-Line Investment & Development Company.  In 1977, the Company changed its name to Gayle Industries, Inc.  In 1978, the Company merged into Swing Bike.  In 1979, the Company changed its name to Horizon Energy Corporation.  In 1992, the Company changed its name to Millennium Entertainment Corp.  In 1993, the Company changed its name to New Horizon Education, Inc.  In 1993, the Company also organized a wholly owned subsidiary with the sole purpose of merging with Ruff Network Marketing, Inc.  In 1997, the Company sold its wholly owned subsidiary to Phoenix Ink, LLC.  On June 17, 2002, the Company changed its name to American Hospital Resources, Inc.  In May 2005, the Company changed its name to HAPS USA, Inc., [See Note 10].  The Company plans to manage foreign casinos.  The Company plans to acquire businesses already operating as casinos in foreign countries.  The Company has, at the present time, not paid any cash dividends on its common stock and any dividends that may be paid in the future on its common stock will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements.  The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment - Property and equipment are stated at cost.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its property and equipment for impairment.  Depreciation expense for the three months ended March 31, 2005 and 2004 was $0 and $0, respectively.

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

      For the Three Months

       Ended March 31,

_______________________

        2005

    2004

___________

___________

Net loss, as reported

$

(954,044)

$

(795,312)

Add: Stock-based employee compensation

  expense included in reported net loss

-

-

Deduct: Total stock-based employee

  compensation expense determined under

  fair value based method

-

-

___________

___________

Pro forma net loss

$

(954,044)

$

(795,312)

___________

___________

Loss per common share, as reported

$

(.06)

$

(.07)

Loss per common share, pro forma

$

(.06)

$

(.07)

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” [See Note 5].

Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 8].

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

Restatement - The financial statements have been restated for all periods presented to reflect the Company’s amended articles of incorporation which were filed with the State of Utah in May 2005 [See Note 3, 4 and 10].

NOTE 2 - CONVERTIBLE NOTES PAYABLE

The Company has the following one-year 10% convertible notes payable at:

March 31

        December 31,

      2005

       2004

_____________         _____________

$10,000 note payable due August 2004, convertible into

common stock at $.29 per share, secured by

100,000 shares of the Company’s common stock,

currently in default

$10,000

$10,000

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

10,000

10,000

[Continued]

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CONVERTIBLE NOTES PAYABLE [Continued]

March 31

        December 31,

       2005

     2004

_____________      ______________

$10,000 note payable due October 2004, convertible into

common stock at $.40 per share, secured by 100,000 shares

of the Company’s common stock, currently in default

10,000

10,000

$5,000 note payable due November 2004, convertible into

common stock at $.375 per share, secured by 100,000 shares

of the Company’s common stock, currently in default

5,000

5,000

$2,500 note payable due December 2004, convertible into

common stock at $.18 per share, secured by 100,000 shares

of the Company’s common stock, currently in default

2,500

2,500

$10,000 note payable due February 2005, convertible into

common stock at $.23 per share, secured by 100,000 shares

of the Company’s common stock, currently in default,

net of discounts of $0 and $833, respectively.

10,000

9,167

$10,000 note payable due February 2005, convertible into

common stock at $.27 per share, secured by 100,000 shares

of the Company’s common stock, currently in default,

net of discounts of $0 and $833, respectively.

10,000

9,167

$10,000 note payable due February 2005, convertible into

common stock at $.325 per share, secured by 100,000 shares

of the Company’s common stock, currently in default,

net of discounts of $0 and $833, respectively.

10,000

9,167

$16,000 note payable due March 2005, convertible into

common stock at $.51 per share, secured by 160,000 shares

of the Company’s common stock, currently in default,

net of discounts of $0 and $2,667, respectively.

16,000

13,333

$10,000 note payable due March 2005, convertible into

common stock at $.425 per share, secured by 100,000 shares

of the Company’s common stock, currently in default,

net of discounts of $0 and $1,667, respectively.

10,000

8,333

$4,000 note payable due March 2005, convertible into

common stock at $.50 per share, secured by 40,000 shares

of the Company’s common stock, currently in default,

net of discounts of $0 and $667, respectively.

4,000

3,333

$9,000 note payable maturing in August 2005, convertible into common stock at $.15 per share, secured by 90,000 shares

of the Company’s common stock, net of discounts of $3,000

and $5,250, respectively.

6,000

3,750

$100 note payable maturing in September 2005, convertible into common stock at $.11 per share, secured by 1,000 shares

of the Company’s common stock,  net of discounts of $42

and $67, respectively.

58

33

____________

_____________

209,903

200,128

Less current portion

(209,903)

(200,128)

_____________

_____________

Total

-

$

-

_____________

_____________

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CONVERTIBLE NOTES PAYABLE [Continued]

The Company has sold convertible notes payable totaling $212,945 and recorded discounts totaling $212,945 due to the beneficial conversion feature of the notes.  The discounts are being amortized over the term of the respective note.  During the three months ended March 31, 2005 and 2004, the Company amortized $9,775 and $43,461, respectively, of the discounts on notes payable as interest expense.

The Company has paid a total of $22,178 to consultants for negotiating the notes payable.  These costs have been deferred and are being amortized over the term of the respective notes.  During the three months ended March 31, 2005 and 2004, the Company amortized $1,016 and $4,529, respectively, of the deferred loan costs as interest expense.

For the three months ended March 31, 2005 and 2004, interest expense on notes payable amounted to $16,042 and $52,110, respectively.

NOTE 3 - PREFERRED STOCK

In May 2005, the Company amended its articles of incorporation to authorize 150,000,000 shares of preferred stock, no par value, with such rights, preferences and designations and to be issued in such classes and series as determined by the Company’s Board of Directors [See Note 10]. Previously, the Company had authorized 10,000,000 shares of preferred stock. In December 2002, the Company’s Board of Directors designated 5,000,000 shares as Class A and 5,000,000 shares as Class B.  In June 2003, the Company’s Board of Directors modified the preferred stock distributions to designate 2,600,000 shares as Class A, 5,000,000 shares as Class B and 1,200,000 as Class C.  In February 2005, the Company increased the number of shares designated as Class A to 6,000,000. The Class C preferred stock dividends rank senior to the Class A and B preferred stock dividends in liquidation preference and the Class B preferred stock dividends rank senior to the Class A preferred stock dividends in liquidation preference.  In liquidation, Class A, B and C preferred stock have no preferential rights to any distributions other than payment of accrued dividends.

Class A Preferred Stock - Class A preferred stock is only available to the Company’s management, directors and existing shareholders.  Each share of Class A preferred stock has the voting rights of five shares of common stock and is convertible at the shareholder’s option into five shares of common stock.  If shares of the Class A preferred stock were required to be converted as part of a sale or merger of the Company, then each share of Class A preferred stock was convertible into 5.5 shares of common stock.  Each share of Class A preferred stock was entitled to receive a $.0575 annual dividend payable monthly.  The total annual dividend for all shares of Class A preferred stock was limited to 50% of the Company’s earnings before interest, taxes, depreciation and amortization for the year and the monthly payments were adjusted accordingly.  Through June 30, 2003, the Company had negative earnings before interest, taxes, depreciation and amortization; therefore, no dividends were due on the Class A preferred stock through June 30, 2003.  In June 2003, the Company’s Board of Directors modified the mandatory conversion and dividend provisions of the Class A preferred stock.  Effective July 1, 2003, if there was a merger, reorganization, re-capitalization or similar event in which the Company was not the surviving entity, then each share of Class A preferred stock would have been converted into 5.5 shares of common stock.  Effective July 1, 2003, each share of Class A preferred stock was entitled to receive a cumulative $.0575 annual dividend payable monthly with no limitation based on earnings.  In February 2005, the Company eliminated the dividend provision of the Class A preferred stock effective December 31, 2004 and eliminated the provision for 5.5 shares of common stock to be issued for each share of Class A preferred stock if there was a merger, reorganization, re-capitalization or similar event.  At March 31, 2005 and December 31, 2004, the Company owed $0 and $189,859, respectively, in dividends payable on Class A preferred stock.

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - PREFERRED STOCK [Continued]

In February 2005, the Company issued 50,000 shares of its previously authorized but unissued Class A preferred stock for services valued at $150,000 or $3.00 per share.

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

Class B Preferred Stock - Class B preferred stock is only available to parties who sell a business to the Company.  Each share of Class B preferred stock has no voting rights and is convertible into five shares of common stock.  Each share of Class B preferred stock is entitled to receive a cumulative 6% annual dividend payable quarterly based on the purchase price paid to the Company or the consideration received by the Company.  Class B preferred stock may not be transferred without the express written consent of the Company.  At March 31, 2005 and December 31, 2004, no shares of Class B preferred stock had been issued.

Class C Preferred Stock - Each share of Class C preferred stock has no voting rights and is entitled to receive a cumulative $.475 annual dividend payable quarterly.  Each share of Class C preferred stock is convertible at the shareholder’s option into five shares of common stock after a two-year waiting period following issuance.  If there is a merger, reorganization, recapitalization or similar event in which the Company is not the surviving entity, then each share of Class C preferred stock will be converted into five shares of common stock.  Class C preferred stock may not be transferred without the express written consent of the Company.  At March 31, 2005 and December 31, 2004, the Company owed $0 and $7,025, respectively, in dividends payable on Class C preferred stock.

In February and March 2005, shareholders of the Company converted a total of 28,867 shares of Class C preferred stock into a total of 144,335 shares of common stock.

NOTE 4 - COMMON STOCK, OPTIONS AND WARRANTS

Common Stock – In May 2005, the Company amended its articles of incorporation to authorize 750,000,000 shares of common stock with no par value [See Note 10]. Previously the Company had authorized 100,000,000 shares of common stock.

In February and March 2005, the Company issued a total of 144,335 shares of its previously authorized but unissued common stock upon the conversion of a total of 28,867 shares of Class C preferred stock.

In February 2005, the Company issued 320,000 shares of its previously authorized but unissued common stock for services rendered valued at $192,000, or $.60 per share.

In February 2005, the Company issued 1,000,000 shares of its previously authorized but unissued common stock for services rendered valued at $510,000, or $.51 per share.

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - COMMON STOCK, OPTIONS AND WARRANTS [Continued]

In February 2005, the Company issued a total of 463,453 shares of its previously authorized but unissued common stock to pay accrued Class A preferred stock dividends totaling $189,859, or approximately $.41 per share.

In January and February 2005, the Company issued a total of 372,000 shares of its previously authorized but unissued common stock for cash totaling $93,000, or $.25 per share.

In January 2005, the Company issued 36,000 shares of its previously authorized but unissued common stock to pay accounts payable of $18,000, or $.50 per share.

In January 2005, the Company issued 10,000 shares of its previously authorized but unissued common stock for services rendered valued at $4,000, or $.40 per share.

In January 2005, the Company issued 495,000 shares of its previously authorized but unissued common stock to cancel 550,000 warrants to purchase common stock.

In January 2005, the Company issued 40,000 shares of its previously authorized but unissued common stock for services rendered valued at $15,200, or $.38 per share.

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

Proposed Stock Offering - The Company was proposing to sell up to $10,000,000 of its previously authorized but unissued common stock through an Equity Line of Credit Agreement [See Note 9]. The Company had recorded $1,084,609 in deferred stock offering costs which were to be offset against the proceeds of the offering.  In September 2004, the Company abandoned its plan for a stock offering and expensed the deferred stock offerings of $1,084,609 as general and administrative expense.

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - COMMON STOCK, OPTIONS AND WARRANTS [Continued]

Stock Options - In November 2002, the Company granted 2,000,000 options to purchase common stock at $.50 per share for services rendered valued at $882,400.  The options vested immediately and are exercisable for three years.  At March 31, 2005, none of these options had been exercised, forfeited or cancelled.

In March 2002, the Company granted 20,000 options to purchase common stock at $.05 per share to attract new directors to Company.  The options vested immediately and were exercisable for two years.  In March 2004, all 20,000 options were exercised.

A summary of the status of the options is presented below.

For the Three Months ended March 31,

__________________________________

2005

2004

________________

________________

Weighted

Weighted

Average

Average

Exercise

Exercise

Shares

Price

Shares

Price

_______

_______

_______

_______

Outstanding at beginning of period

2,000,000

$

.50

2,020,000

$          .50

Granted

-

-

-

-

Exercised

-

-

20,000

            .05

Forfeited

-

-

-

-

Expired

-

-

-

-

_______

_______

_______

_______

Outstanding at end of period

2,000,000

$

.50

2,000,000

$

.50

_______

_______

_______

_______

Weighted average fair value of options

  granted during the period

-

$

-

-

  $

              -

_______

_______

_______

_______

A summary of the status of the options outstanding at March 31, 2005 is presented below:

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

0.6 years

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

In December 2004, the Company granted 150,000 warrants to purchase common stock from the 2004 Stock Bonus Pool to directors for services rendered valued at $45,000.  The warrants vested immediately and were exercisable at $.25 per share for five years.

In December 2003, the Company’s Board of Directors authorized the 2004 Stock Bonus Pool which consisted of 1,000,000 warrants to purchase common stock at $.25 per share.  Further, the Company granted 200,000 warrants to purchase common stock from the 2004 Stock Bonus Pool to directors for services rendered valued at $4,000.  The warrants vested immediately and were exercisable at $.25 per share for five years.

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - COMMON STOCK, OPTIONS AND WARRANTS [Continued]

In December 2002, the Company’s Board of Directors authorized the 2003 Stock Bonus Pool which consisted of 1,000,000 warrants to purchase common stock at $.25 per share.  Further, the Company granted 300,000 warrants to purchase common stock from the 2003 Stock Bonus Pool to directors and NIPSI personnel for services rendered valued at $19,577.  The warrants vested immediately and were exercisable at $.25 per share for five years.

In February 2004, the Company obtained a court order to cancel 75,000 of the warrants [See Note 9].  In January 2005, the Company issued 495,000 shares of common stock to cancel 550,000 of the warrants [See above].  In January 2005, the Company cancelled the remaining 25,000 warrants.  At March 31, 2005, there were no warrants outstanding under the Company’s Incentive Stock Bonus Plan.

A summary of the status of the warrants granted under the Company’s Incentive Stock Bonus Plan is presented below.

For the Three Months ended March 31,

__________________________________

2005

2004

________________

________________

Weighted

Weighted

Average

Average

Exercise

Exercise

Shares

Price

Shares

Price

_______

_______

_______

_______

Outstanding at beginning of period

575,000

$

.25

425,000

$         .25

Granted

-

$

         -

-

$

              -

Exercised

-

$

-

-

$

-

Forfeited

575,000

$

.25

-

$         .25

Expired

-

$

-

-

$

-

_______

_______

_______

_______

Outstanding at end of period

-

$

-

425,000

$

.25

_______

_______

_______

_______

Weighted average fair value of warrants

  granted during the period

-

$

               -

-

 $

                -

_______

_______

_______

_______

The fair value of each warrant granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions used for the grants on December 15, 2004: risk-free interest rate of 3.48%, expected dividend yield of zero, expected lives of 5 years and expected volatility of 199%.

NOTE 5 – INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At March 31, 2005, the Company has available unused net operating and capital loss carryforwards of approximately $3,989,000 and $294,000, respectively, which may be applied against future taxable income and which expire in various years through 2025 and 2008, respectively.  If certain substantial changes in the Company’s ownership should occur, there may be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES [Continued]

At March 31, 2005 and December 31, 2004, respectively, the total of all deferred tax assets is approximately $1,706,000 and $1,251,000 and the total of all deferred tax liabilities is $0 and $0.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $1,706,000 and $1,251,000 at March 31, 2005 and December 31, 2004, respectively.  The change in the valuation allowance for the Three Months ended March 31, 2005 is approximately $455,000.

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) at:

March 31

December 31,

2005

2004

_____________

_____________

Net operating loss carryover

$1,589,178

$    1,134,162

Capital loss carryover

117,253

         117,253

_____________

_____________

Total deferred tax asset

$   1,706,431

$    1,251,415

_____________

_____________

The components of income tax expense from continuing operations consisted of the following for the three months ended:

March 31,

March 31,

2005

2004

_____________

_____________

Current income tax expense:

Federal

$

-

$

-

State

-

-

_____________

_____________

Current tax expense

$

-

$

-

_____________

_____________

Deferred tax expense (benefit) arising from:

Net operating loss carryover

(455,017)

(307,064)

Valuation allowance

455,017

307,064

_____________

_____________

Net deferred tax expense

$

-

$

-

_____________

_____________

Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES [Continued]

The reconciliation of income tax expense from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective rate is as follows for the three months ended:

March 31,

March 31,

2005

2004

_____________

_____________

Computed tax at the expected

  federal statutory rate

34.00%

34.00%

State income taxes, net of federal benefit

5.83

5.83

Conversion of Stock Options

8.27

                          -

Other

(.41)

(1.22)

Valuation allowance

(47.69)

(38.61)

_____________

_____________

Effective income tax rates

0.00%

0.00%

_____________

_____________

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred significant losses and has not yet been successful in establishing profitable operations.  Further, the Company has current liabilities in excess of current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through sales of its stock or through a possible acquisition of another company.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

Note Payable - In September 2004, the Company sold a note payable for $100 to its Chief Executive Officer [See Note 2].

Stock Issuances –  In February 2005, the Company issued a total of 463,453 shares of common stock to pay accrued Class A preferred stock dividends totaling $189,859 [See Note 4].

In January 2005, the Company issued 495,000 shares of common stock to directors of the Company to cancel 550,000 warrants to purchase common stock [See Note 4].

In March 2004, the Company issued 8,108 shares of Class A preferred stock to a shareholder of the Company for cash of $15,000 [See Note 3].

Exercise of Options - In March 2004, the Company issued 20,000 shares of common stock to the directors upon the exercise of options [See Note 4].

Warrants - In December 2004, the Company granted 150,000 warrants to purchase common stock to directors of the Company for services rendered valued at $45,000 [See Note 4].

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS [Continued]

Management Compensation – During the three months ended March 31, 2005 and 2004, respectively, the Company did not pay any cash compensation to any officer or director of the Company.

Office Space - The Company rents office space from its Chief Executive Officer on an as-needed, month-to-month basis.  Total rents to the Chief Executive Officer amounted to $3,250 and $500 for the three months ended March 31, 2005 and 2004, respectively.

NOTE 8 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods:

For the Three Months Ended

March 31,

_______________________

2005

2004

___________

___________

   Net loss available to common shareholders (numerator)

(954,044)

(844,634)

Weighted average number of common shares

outstanding used in loss per common share for the

period (denominator)

16,594,489

11,802,953

___________

___________

At March 31, 2005, the Company had 2,000,000 outstanding options, notes payable convertible into 718,461 shares, 2,304,345 shares issuable as collateral on notes payable and preferred stock convertible into 11,488,240 shares of common stock which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive.  At March 31, 2004, the Company had 2,000,000 outstanding options, 425,000 outstanding warrants, notes payable convertible into 588,346 shares, 2,213,345 shares issuable as collateral on notes payable and preferred stock convertible into 11,382,575 shares of common stock which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Potential Stock Issuances - The Company has signed notes payable totaling $212,945 which call for the Company to issue 2,304,345 shares of common stock as collateral; however, none of the shares had been issued at March 31, 2005.

Agreement of Purchase and Sale of Stock – In February 2005, the Company signed an Agreement of Purchase and Sale of Stock with HAPS USA, Inc. (a Delaware Corporation) (“HAPS”)  and the shareholders of HAPS.  The agreement calls for the Company to issue 116,595,760 shares of restricted convertible preferred stock for 100% of the outstanding shares of HAPS.  Each share of preferred stock will be convertible into 5 shares of common stock after 3 years from the time of issuance and each share of preferred stock will have the voting rights of 5 shares of common stock.  If this proposed acquisition closes, the Company has agreed to issue up to 460,669 shares of Class A preferred stock and 930,000 shares of common stock to settle liabilities and pay for services related to the proposed acquisition.  Final consummation of the proposed acquisition is not guaranteed.

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES [Continued]

Advertising and Promotional Services Agreement - In August 2004, the Company signed a one-year agreement with Hobson, Lorenze, Bowersock & Associates (“HLB”).  The agreement called for the Company to issue up to 500,000 shares of common stock and up to 50,000 shares of Class A preferred stock for HLB’s assistance in raising capital.  The shares were to be issued as follows: 30,000 shares of common stock each month, 100,000 shares of common stock if HLB assisted in raising at least $100,000 and all the remaining shares of common and preferred stock if HLB assisted in raising at least $1,100,000.  In October 2004, the Company amended its agreement with HLB so that the Company will issue 600,000 shares of common stock and 50,000 shares of Class A preferred stock for HLB’s assistance in raising capital. The shares were to be issued as follows: 50,000 shares of common stock each month, 100,000 shares of common stock if HLB assisted in raising at least $100,000 and 50,000 shares of Class A preferred stock during the last month of the agreement. In February 2005, the Company issued a final installment of 70,000 shares of common stock and cancelled the agreement.  During the three months ended March 31, 2005 and 2004, the services rendered by HLB under this agreement amounted to $42,000 and $0, respectively.

Consulting Agreements - In April 2002, the Company signed three-year consulting agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. (collectively “Consultants”).  The agreements call for the Company to pay $10,000 per month for consulting services.   During the three months ended March 31, 2005 and 2004, the services rendered by Consultants under these agreements amounted to $30,000 and $0, respectively.

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

Finder Agreements - In April 2002, the Company signed three-year finder agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. (collectively “Consultants”).  The agreements call for the Company to pay finders’ fees of 10% of the first $3,000,000, 8% of the next $3,000,000, 6% of the next $3,000,000, and 4% of any additional funding provided through the efforts of Consultants.   In December 2002, the Company signed a $10,000,000 Equity Line of Credit Agreement which was negotiated by Consultants and the Company recorded stock offering costs of $757,000 which were classified as deferred stock offering costs [See above].  From August 2003 through August 2004, the Company signed notes payable with proceeds totaling $212,845 which were negotiated by Consultants and the Company recorded loan costs totaling $22,178 which have been deferred and are being amortized over the lives of the related notes [See Note 2].  In March 2004, the Company sold 8,108 shares of Class A preferred stock for cash of $15,000 which was negotiated by Consultants and the Company recorded stock offering costs of $1,563 which were offset against the proceeds [See Note 3].

AMERICAN HOSPITAL RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - COMMITMENTS AND CONTINGENCIES [Continued]

In March 2004, the Company signed an agreement with GunnAllen Financial (“GAF”) wherein the Company agreed to pay GAF 1-7% of any proceeds received by the Company depending upon the nature of the financing.  The agreement also provided for the issuance of warrants to GAF with similar terms as those issued in financing transactions.

Judgment and Share Cancellation - In February 2004, a shareholder of the Company filed a written stipulation for final judgment in which the shareholder sought to have certificates representing the following shares cancelled for lack of consideration: 6,250,000 shares of common stock for an anticipated financing agreement, 600,000 shares of Class B preferred stock for a proposed acquisition of RX Solutions, Inc., 1,000,000 shares of common stock for a proposed acquisition of Coastalmed Inc. and Coastalmed of Panama City, Inc. and 671,824 shares of common stock and 78,760 shares of Class A preferred stock for the acquisition of American Hospital Resources, Inc. (a Delaware corporation).  The shareholder also sought to cancel a Purchase and Sale Agreement with Gaelic Capital Group and to cancel 75,000 warrants to purchase common stock which had been issued to the Company’s former Chief Executive Officer.  In February 2004, the court entered a judgment against the Company and ordered that the Company cancel all the shares, the agreement and all the warrants listed in the filing. As a result of these proceedings, the Company cancelled certificates representing 7,921,824 shares of common stock, certificates representing 78,760 shares of Class A preferred stock, certificates representing 600,000 shares of Class B preferred stock and 75,000 warrants to purchase common stock, and the Company was released as a defendant.  The financial statements reflect the stock, agreement and warrants as having been cancelled in 2003.

Management Agreement - In March 2004, the Company signed a Management Agreement with Judah Feigenbaum (“JF”) to act as an agent of the Company through July 15, 2004.  The agreement called for the Company to pay $24,000 plus 3% of the consideration of any pharmacy acquisitions completed through March 2005.  During the three months ended March 31, 2005 and 2004, respectively, the services rendered by JF under the agreement amounted to $0 and $0.

NOTE 10 - SUBSEQUENT EVENTS

Amended Articles of Incorporation – In May 2005, the Company filed amended articles of incorporation with the State of Utah increasing the number of authorized shares of preferred stock to 150,000,000 and the number of authorized shares of common stock to 750,000,000 and changing the name of the Company to HAPS USA, Inc.  The financial statements have been restated for all periods presented to reflect the increases in authorized shares.

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

In 2001, we brought our SEC filings current and began seeking business opportunities.  In June of 2002, we finalized an Agreement and Plan of Reorganization with American Hospital Resources, Inc (AHR).  Under the Agreement, American Hospital Resources Inc. became our wholly owned subsidiary and we changed our name to American Hospital Resources, Inc.  We also authorized a class of 10,000,000 shares of Preferred Stock at no par value and changed our business strategy to focus on providing health care services and management. On December 22, 2003, we discontinued our hospital management consulting business. The Company’s board of directors determined that the Company had not realized the expected benefits from the acquisition of AHR subsidiary and made the determination to seek to dispose of the AHR subsidiary. As a result, the Company repurchased 2,131,249 shares of common stock for $85,250 and obtained a court order to cancel the remaining 1,065,624 shares. AHR has since discontinued operations and has been voided by the State of Delaware.  All operations of AHR subsidiary have been reclassified to discontinued operations. Our common stock is quoted on the OTCBB under the symbol AMHR.

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

Potential Acquisition

The Company entered into an Agreement of Purchase and Sale of Stock with HAPS USA, Inc., a Delaware corporation (“HAPS”) and the shareholders of HAPS whereby the Company would acquire all of the issued and outstanding stock of HAPS making HAPS a wholly owned subsidiary of the Company.  HAPS is the parent company of Hikari Systems CO., Ltds., a Japanese company.  The transaction requires the Company to increase its authorized capital shares as detailed above and change the Company’s name.  The Company will issue 116,595,760 shares of Preferred Stock with a new designation to the shareholders of HAPS in exchange for all of the issued and outstanding stock of HAPS. Each share of preferred stock will be convertible into 5 shares of common stock after 3 years from the time of issuance and each share of preferred stock will have the voting rights of 5 shares of common stock.  If this proposed acquisition closes, the Company has agreed to issue up to 460,669 shares of Class A preferred stock and 930,000 shares of common stock to settle liabilities and pay for services related to the proposed acquisition.

Subsequent to the date of this report and in anticipation of completing the HAPS acquisition, the Company amended its Articles of Incorporation on May 10, 2005 to increase the capitalization of the Company to 750,000,000 shares of Common Stock, no par value and 150,000,000 shares of Preferred Stock, no par value with rights, preferences and designations of the Preferred Stock to be determined by the Board of Directors.  The Company also changed its name of HAPS USA, Inc.

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

The acquisition of HAPS USA, Inc. is contingent upon certain terms and conditions including the increase in authorized capital.  Although closing of the HAPS USA acquisition is anticipated to occur during the second quarter of 2005, there is no assurance or guarantee this transaction will be completed.

Three Month Periods Ended March 31, 2005 and 2004

We had no revenues for the three months ended March 31, 2005 or 2004.  Our general and administrative expenses were $938,002 for the three months ended March 31, 2005 compared to $743,202 for the same period of 2004.  For the three months ended March 31, 2005, we had $16,042 in interest expense compared to $52,110 for the same period in 2004.  Our net loss for the three months ended March 31, 2005 were $954,044 compared to $795,312 for the three months ended March 31, 2004.

Liquidity and Capital Resources

At March 31, 2005, total current assets consisted of $10,806 in cash on hand compared to $2,120 in cash on hand at December 31, 2004.   Also at March 31, 2005, we had $313 in deferred loan costs compared to $1,329 in deferred loan costs at December 31, 2004.

At March 31, 2005, we had total liabilities of $372,533 compared to $586,475 at December 31, 2004.  Our current liabilities include $133,808 in accounts payable, $28,822 in accrued interest and $209,903 in convertible notes payable.  The decrease is mainly attributable to no dividends payable on our preferred stock and a decrease in our accounts payable.

In February 2005, the Company eliminated the dividend provision of the Class A preferred stock effective December 31, 2004 and eliminated the provision for 5.5 shares of common stock to be issued for each share of Class A preferred stock if there was a merger, reorganization, re-capitalization or similar event.

During the next twelve months we hope to reduce liabilities and bring current our outstanding debts.  In addition to our operating expenses, we will also have legal and auditing expenses relating to our public reports.  Management hopes to identify and acquire appropriate on-going business in order to generate revenue to cover operating expenses.   In particular, we anticipate completing the HAPS USA transaction during the second quarter of 2005.  However, should it become necessary to raise additional capital, we may consider securing loans from officers and directors, selling additional stock or entering into debt financing.  We have no material commitments for capital expenditures for the next twelve months.

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

In February 2005, the Company issued 50,000 shares of its previously authorized but unissued Class A preferred stock for services valued at $150,000 or $3.00 per share.

In February and March 2005, the Company issued a total of 144,335 shares of its previously authorized but unissued common stock upon the conversion of a total of 28,867 shares of Class C preferred stock.

In February 2005, the Company issued 320,000 shares of its previously authorized but unissued common stock for services rendered valued at $192,000, or $.60 per share.

In February 2005, the Company issued 1,000,000 shares of its previously authorized but unissued common stock for services rendered valued at $510,000, or $.51 per share.

In February 2005, the Company issued a total of 463,453 shares of its previously authorized but unissued common stock to pay accrued Class A preferred stock dividends totaling $189,859, or approximately $.41 per share.

In January and February 2005, the Company issued a total of 372,000 shares of its previously authorized but unissued common stock for cash totaling $93,000, or $.25 per share.

In January 2005, the Company issued 36,000 shares of its previously authorized but unissued common stock to pay accounts payable of $18,000, or $.50 per share.

In January 2005, the Company issued 10,000 shares of its previously authorized but unissued common stock for services rendered valued at $4,000, or $.40 per share.

In January 2005, the Company issued 495,000 shares of its previously authorized but unissued common stock to cancel 550,000 warrants to purchase common stock.

In January 2005, the Company issued 40,000 shares of its previously authorized but unissued common stock for services rendered valued at $15,200, or $.38 per share.

In December 2004 the Company issued a total of 30,000 shares of common stock for services valued at a total of $18,000.

In December 2004 the Company reissued stock it had previously canceled for a total of 2,131,249 shares of common stock valued at a total of $85,250 payment off a liability.

In December 2004 the Company issued a total of 20,000 shares of common stock for cash of $7,000.

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

Option and Warrants

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

$10,000 note payable maturing in February 2005, convertible into common stock at $.23 per share, secured by 100,000 shares of the Company’s common stock, currently in default.

$10,000 note payable maturing in February 2005, convertible into common stock at $.27 per share, secured by 100,000 shares of the Company’s common stock, currently in default.

$10,000 note payable maturing in February 2005, convertible into common stock at $.325 per share, secured by 100,000 shares of the Company’s common stock, currently in default.

$16,000 note payable maturing in March 2005, convertible into common stock at $.51 per share, secured by 160,000 shares of the Company’s common stock, currently in default.

$10,000 note payable maturing in March 2005, convertible into common stock at $.425 per share, secured by 100,000 shares of the Company’s common stock, currently in default.

$4,000 note payable maturing in March 2005, convertible into common stock at $.50 per share, secured by 40,000 shares of the Company’s common stock, currently in default.

$9,000 note payable maturing in August 2005, convertible into common stock at at $.15 per share, secured by 90,000 shares of the Company’s common stock, net of discount of $3,000.

$100 note payable maturing in September 2005, convertible into common stock at at $.11 per share, secured by 1,000 shares of the Company’s common stock, net of discount of $42.

The holders of all of the above convertible notes have negotiated a settlement for restricted common and Preferred A stock of the Company to be issued upon the closing of the HAPS acquisition.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On or about December 15, 2004, shareholders of the Company approved a name change of the Company to HAPS USA, Inc., or such similar name as is available in the state of Utah and increased the capitalization of the Company to 750,000,000 shares of Common Stock, no par value and 150,000,000 shares of Preferred Stock, no par value with rights, preferences and designations to be determined by the Board of Directors.  The approval was via written consent of a majority of shareholders representing 52.8% of the issued and outstanding shares eligible to vote.  The approved actions were effective 20 days following mailing of a Definitive Information Statement that was mailed to shareholders on or about April 18, 2005.

In February 2005, by unanimous approval of the Class A preferred stockholders, the Company eliminated the dividend provision of the Class A preferred stock effective December 31, 2004 and eliminated the provision for 5.5 shares of common stock to be issued for each share of Class A preferred stock if there was a merger, reorganization, re-capitalization or similar event.

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

Date: May 16, 2005

/s/Mark Buck

Mark Buck

Chief Executive Officer

Chief Financial Officer