Form 10QSB
period 2005-06-30
HAPS USA, INC.
filed 2005-09-16
CIK 1127005

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 17,691,364 shares of common stock, no par value

Transitional Small Business Disclosure Format (Check one):  Yes _____ No    X

FORM 10-QSB

HAPS USA, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets – June 30, 2005 and December 31, 2004

Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2005 and June 30, 2004

Unaudited Condensed Statements of Cash Flows for the six  months ended June 30, 2005 and June 30, 2004

Notes to Unaudited Condensed Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4 5 6-8 9-24 25 27
PART II.	Other Information Item 2. Changes in Securities Item 6. Exhibits and Reports on Form 8-K	27 29
	Signatures	31

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1.  Unaudited Condensed Financial Statements

In the opinion of management, the accompanying unaudited condensed financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

June 30,

December 31,

2005

2004

CURRENT ASSETS:

Cash

$

115

$

2,120

_____________

_____________

Total Current Assets

115

2,120

OTHER ASSETS:

Deferred loan costs

-

1,329

_____________

_____________

$

115

$

3,449

_____________

____________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

19,745

$

165,892

Dividends payable

-

196,884

Accrued interest

8

23,571

Convertible notes payable, net of discounts totaling

  $17 and $12,817, respectively

83

200,128

_____________

_____________

Total Current Liabilities

19,836

586,475

COMMITMENTS AND CONTINGENCIES [See Note 10]

-

-

_____________

_____________

Total Liabilities

19,836

586,475

_____________

_____________

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, no par value, 150,000,000 shares authorized:

Class A convertible preferred stock, 6,000,000

  shares designated, 3,185,060 and 2,247,648

  shares issued and outstanding, respectively

5,754,116

3,441,285

Class B convertible preferred stock, 5,000,000

  shares designated, no shares issued and outstanding.

-

-

Class C convertible preferred stock, 1,200,000

  shares designated, no shares and 28,867 shares

  issued and outstanding, respectively

-

143,496

Common stock, no par value, 750,000,000 shares

  authorized, 17,691,364 and 14,740,576 shares

  issued and outstanding, respectively

8,220,099

6,803,447

Additional paid-in capital

137,041

1,217,441

Retained earnings (deficit)

(14,130,977)

(12,188,695)

_____________

_____________

Total Stockholders' Equity (Deficit)

(19,721)

(583,026)

_____________

_____________

$

115

$

3,449

_____________

_____________

Note: The balance sheet at December 31, 2004 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three Months

For the Six Months

Ended June 30,

Ended June 30,

____________________

____________________

2005

2004

2005

2004

_________

_________

_________

_________

REVENUES

$

-

$

-

$

-

$

-

_________

_________

_________

_________

EXPENSES:

General and administrative

66,128

57,335

1,004,130

800,537

Costs of unsuccessful HAPS DE acquisition

915,212

-

915,212

-

_________

_________

_________

_________

Total Expenses

981,340

57,335

1,919,342

800,537

_________

_________

_________

_________

LOSS BEFORE OTHER EXPENSE

(981,340)

(57,335)

(1,919,342)

(800,537)

OTHER EXPENSE:

Interest expense

(6,898)

(61,353)

(22,940)

(113,463)

_________

_________

_________

_________

LOSS BEFORE INCOME TAXES

(988,238)

(118,688)

(1,942,282)

(914,000)

CURRENT TAX EXPENSE

-

-

-

-

DEFERRED TAX EXPENSE

-

-

-

-

_________

_________

_________

_________

NET LOSS

$

(988,238)

$

(118,688)

$

(1,942,282)

$

(914,000)

_________

_________

_________

_________

BENEFICIAL CONVERSION

FEATURE OF PREFERRED STOCK

EQUIVALENT TO A DIVIDEND

-

-

-

(14,189)

DIVIDEND REQUIREMENTS OF

PREFERRED STOCK

-

(35,738)

-

(70,871)

_________

_________

_________

_________

NET LOSS AVAILABLE TO COMMON

SHAREHOLDERS

$

(988,238)

$

(154,426)

$

(1,942,282)

$

(999,060)

_________

_________

_________

_________

LOSS PER COMMON SHARE

$

(.06)

$

(.01)

$

(.11)

$

(.08)

_________

_________

_________

_________

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months

Ended June 30,

____________________

2005

2004

__________

__________

Cash Flows from Operating Activities:

Net loss

$

(1,942,282)

$

(914,000)

Adjustments to reconcile net loss to net cash used by

  operating activities:

Amortization of deferred loan costs

1,329

9,839

Amortization of discounts on notes payable

12,800

94,422

Non-cash services for stock

1,835,912

729,618

Changes in assets and liabilities:

Increase (Decrease) in accounts payable

(8,147)

25,305

Increase in accrued interest

8,811

9,202

_________

_________

Net Cash (Used) by Operating Activities

(91,577)

(45,614)

_________

_________

Cash Flows from Investing Activities

-

-

_________

_________

Net Cash (Used) by Investing Activities

-

-

_________

_________

Cash Flows from Financing Activities:

Payments for deferred loan costs

-

(6,252)

Proceeds allocated to beneficial conversion feature of

  notes payable

-

60,000

Payments of stock offering costs

-

(16,563)

Proceeds from sale of Class A preferred stock

-

15,000

Proceeds from sale of common stock

93,000

1,000

Payments of preferred stock dividends

(3,428)

(7,447)

_________

_________

Net Cash Provided by Financing Activities

89,572

45,738

_________

_________

Net Increase (Decrease) in Cash

(2,005)

124

Cash at Beginning of the Period

2,120

5

_________

_________

Cash at End of the Period

$

115

$

129

_________

_________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

Interest

$

-

$

-

Income taxes

$

-

$

-

 [Continued]

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

[Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities:

   For the six months ended June 30, 2005:

The Company amortized $12,800 of discounts on notes payable and $1,329 of deferred loan costs as interest expense.

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

In May and June 2005, the Company issued a total of 70,000 shares of common stock for services totaling $49,500.

In May 2005, the Company issued 250,743 shares of Class A preferred stock for services valued at $915,212.

In May 2005, the Company issued 80,000 shares of Class A preferred stock to cancel 2,000,000 options to purchase common stock.

In May 2005, the Company issued 460,669 shares of Class A preferred stock to repay notes payable totaling $212,845 with accrued interest of $32,374.

In May 2005, the Company issued 96,000 shares of Class A preferred stock to pay accounts payable of $120,000.

[Continued]

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

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

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - HAPS USA, Inc. (“the Company”) was organized under the laws of the State of Utah on May 9, 1972 as High-Line Investment & Development Company.  In 1977, the Company changed its name to Gayle Industries, Inc.  In 1978, the Company merged into Swing Bike.  In 1979, the Company changed its name to Horizon Energy Corporation.  In 1992, the Company changed its name to Millennium Entertainment Corp.  In 1993, the Company changed its name to New Horizon Education, Inc.  In 1993, the Company also organized a wholly owned subsidiary with the sole purpose of merging with Ruff Network Marketing, Inc.  In 1997, the Company sold its wholly owned subsidiary to Phoenix Ink, LLC.  In June 2002, the Company changed its name to American Hospital Resources, Inc.  In May 2005, the Company changed its name to HAPS USA, Inc., in anticipation of acquiring HAPS USA, Inc., (a Delaware corporation), which manages foreign casinos.  In August of 2005, the plans for the acquisition were abandoned, [See Note 2]. The Company plans to acquire businesses already operating casinos in foreign countries.  The Company has, at the present time, not paid any cash dividends on its common stock and any dividends that may be paid in the future on its common stock will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements.  The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment - Property and equipment are stated at cost.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its property and equipment for impairment.  Depreciation expense for the six months ended June 30, 2005 and 2004 was $0 and $0, respectively.

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

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

Stock-Based Compensation - The Company has two stock-based employee compensation plans [See Note 5].  The Company accounts for its plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  The following table illustrates the effect on net income and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to the Company’s stock-based employee compensation.

For the Three Months

For the Six Months

Ended June 30,

Ended June 30,

______________________

______________________

2005

2004

2005

2004

_________

_________

_________

_________

Net loss, as reported

$

(988,238)

$

(118,688)

$

(1,942,282)

$

(914,000)

Add: Stock-based employee

  compensation expense

  included in reported net loss

-

-

-

-

Deduct: Total stock-based employee

  compensation expense determined

  under fair value based method

-

-

-

-

_________

_________

_________

_________

Pro forma net loss

$

(988,238)

$

(118,688)

$

(1,942,282)

$

(914,000)

_________

_________

_________

_________

Loss per common share,

  as reported

$

(.06)

$

(.01)

$

(.11)

$

(.08)

Loss per common share,

  pro forma

$

(.06)

$

(.01)

$

(.11)

$

(.08)

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” [See Note 6].

Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” [See Note 9].

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

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”, SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67”, SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29”, SFAS No. 123 (revised 2004), “Share-based Payment”, and SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” were recently issued. SFAS No. 151, 152, 153 and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.  If SFAS No. 123 (revised 2004) had been applied to all periods presented, it would have had the same effects as disclosed above under the caption “Stock-Based Compensation.”

Restatement - The financial statements have been restated for all periods presented to reflect the Company’s amended articles of incorporation which were filed with the State of Utah in May 2005 [See Notes 4 and 5].

NOTE 2 – ACQUISTION AND CANCELLATION OF ACQUISITION OF HAPS USA, INC.

On May 30, 2005, the Company acquired HAPS USA, Inc., (a Delaware corporation) (“HAPS DE”) pursuant to an Agreement of Purchase and Sale of Stock.  The Company issued 116,595,760 shares of Class E Preferred Stock to the former shareholders of HAPS DE for 100% of the outstanding shares of HAPS DE’s common stock.  In August 2005, the Company determined to unwind the acquisition [See Note 11].  The financial statements reflect the acquisition as having been unwound or rescinded and any expenses associated with the acquisition have been classified as costs of the unsuccessful HAPS DE acquisition.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

The Company has the following one-year 10% convertible notes payable at:

June 30,

December 31,

2005

2004

$10,000 note payable due August 2004, convertible into

common stock at $.29 per share, secured by

100,000 shares of the Company’s common stock

$                 -

$10,000

$20,000 note payable due September 2004, convertible

into common stock at $.265 per share, secured by 200,000

shares of the Company’s common stock

-

20,000

$10,000 note payable due September 2004, convertible into

common stock at $.38 per share, secured by 100,000 shares

of the Company’s common stock

-

10,000

$24,000 note payable due September 2004, convertible into

common stock at $.36 per share, secured by 250,000 shares

of the Company’s common stock

-

24,000

[Continued]

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CONVERTIBLE NOTES PAYABLE [Continued]

June 30,

December 31,

2005

2004

$10,000 note payable due September 2004, convertible into

common stock at $.37 per share, secured by 100,000 shares

of the Company’s common stock

-

10,000

$11,000 note payable due September 2004, convertible into

common stock at $.485 per share, secured by 150,000 shares

of the Company’s common stock

-

11,000

$21,345 note payable due October 2004, convertible into

common stock at $.435 per share, secured by 213,345 shares

of the Company’s common stock

-

21,345

$10,000 note payable due October 2004, convertible into

common stock at $.42 per share, secured by 100,000 shares

of the Company’s common stock

-

10,000

$10,000 note payable due October 2004, convertible into

common stock at $.45 per share, secured by 100,000 shares

of the Company’s common stock

-

10,000

$10,000 note payable due October 2004, convertible into

common stock at $.40 per share, secured by 100,000 shares

of the Company’s common stock

-

10,000

$5,000 note payable due November 2004, convertible into

common stock at $.375 per share, secured by 100,000 shares

of the Company’s common stock

-

5,000

$2,500 note payable due December 2004, convertible into

common stock at $.18 per share, secured by 100,000 shares

of the Company’s common stock

-

2,500

$10,000 note payable due February 2005, convertible into

common stock at $.23 per share, secured by 100,000 shares

of the Company’s common stock,

net of discounts of $0 and $833, respectively

-

9,167

$10,000 note payable due February 2005, convertible into

common stock at $.27 per share, secured by 100,000 shares

of the Company’s common stock,

net of discounts of $0 and $833, respectively

-

9,167

$10,000 note payable due February 2005, convertible into

common stock at $.325 per share, secured by 100,000 shares

of the Company’s common stock,

net of discounts of $0 and $833, respectively

-

9,167

$16,000 note payable due March 2005, convertible into

common stock at $.51 per share, secured by 160,000 shares

of the Company’s common stock,

net of discounts of $0 and $2,667, respectively

-

13,333

[Continued]

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - CONVERTIBLE NOTES PAYABLE [Continued]

June 30,

December 31,

2005

2004

$10,000 note payable due March 2005, convertible into

common stock at $.425 per share, secured by 100,000 shares

of the Company’s common stock,

net of discounts of $0 and $1,667, respectively

-

8,333

$4,000 note payable due March 2005, convertible into

common stock at $.50 per share, secured by 40,000 shares

of the Company’s common stock,

net of discounts of $0 and $667, respectively

-

3,333

$9,000 note payable due August 2005, convertible into

common stock at $.15 per share, secured by 90,000 shares

of the Company’s common stock, net of discounts of $0

and $5,250, respectively

-

3,750

$100 note payable due in September 2005, convertible into

common stock at $.11 per share, secured by 1,000 shares

of the Company’s common stock,  net of discounts of $17

and $67, respectively

83

33

____________

_____________

83

200,128

Less current portion

(83)

(200,128)

_____________

_____________

$

-

$

-

_____________

____________

The Company has sold convertible notes payable totaling $212,945 and recorded discounts totaling $212,945 due to the  beneficial conversion feature of the notes. The discounts are being amortized over the term of the respective note. During the six months ended June 30, 2005 and 2004, the Company amortized $12,800 and $94,422, respectively, of the discounts on notes payable as interest expense.

The Company has paid a total of $22,178 to consultants for negotiating the notes payable.  These costs were deferred and amortized over the term of the respective notes.  During the six months ended June 30, 2005 and 2004, the Company amortized $1,329 and $9,839, respectively, of the deferred loan costs as interest expense.

For the six months ended June 30, 2005 and 2004, interest expense on notes payable amounted to $22,940 and $113,463 respectively.

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - PREFERRED STOCK

In May 2005, the Company amended its articles of incorporation to authorize 150,000,000 shares of preferred stock, no par value, with such rights, preferences and designations and to be issued in such classes and series as determined by the Company’s Board of Directors. Previously, the Company had authorized 10,000,000 shares of preferred stock. In December 2002, the Company’s Board of Directors designated 5,000,000 shares as Class A and 5,000,000 shares as Class B.  In June 2003, the Company’s Board of Directors modified the preferred stock distributions to designate 2,600,000 shares as Class A, 5,000,000 shares as Class B and 1,200,000 shares as Class C.  In February 2005, the Company increased the number of shares designated as Class A to 6,000,000. The Class C preferred stock dividends rank senior to the Class A and B preferred stock dividends in liquidation preference and the Class B preferred stock dividends rank senior to the Class A preferred stock dividends in liquidation preference.  In liquidation, Class A, B and C preferred stock have no preferential rights to any distributions other than payment of accrued dividends.

Class A Preferred Stock - Class A preferred stock is only available to the Company’s management, directors and existing shareholders.  Each share of Class A preferred stock has the voting rights of five shares of common stock and is convertible at the shareholder’s option into five shares of common stock.  If shares of the Class A preferred stock were required to be converted as part of a sale or merger of the Company, then each share of Class A preferred stock was convertible into 5.5 shares of common stock.  Each share of Class A preferred stock was entitled to receive a $.0575 annual dividend payable monthly.  The total annual dividend for all shares of Class A preferred stock was limited to 50% of the Company’s earnings before interest, taxes, depreciation and amortization for the year and the monthly payments were adjusted accordingly.  Through June 30, 2003, the Company had negative earnings before interest, taxes, depreciation and amortization; therefore, no dividends were due on the Class A preferred stock through June 30, 2003.  In June 2003, the Company’s Board of Directors modified the mandatory conversion and dividend provisions of the Class A preferred stock.  Effective July 1, 2003, if there was a merger, reorganization, re-capitalization or similar event in which the Company was not the surviving entity, then each share of Class A preferred stock would have been converted into 5.5 shares of common stock.  Effective July 1, 2003, each share of Class A preferred stock was entitled to receive a cumulative $.0575 annual dividend payable monthly with no limitation based on earnings.  In February 2005, the Company eliminated the dividend provision of the Class A preferred stock effective December 31, 2004 and eliminated the provision for 5.5 shares of common stock to be issued for each share of Class A preferred stock if there was a merger, reorganization, re-capitalization or similar event.  At June 30, 2005 and December 31, 2004, the Company owed $0 and $189,859, respectively, in dividends payable on Class A preferred stock.

In May 2005, the Company issued 250,743 shares of its previously authorized but unissued Class A preferred stock for services valued at $915,212 or $3.65 per share.

In May 2005, the Company issued 80,000 shares of its previously authorized but unissued Class A preferred stock to cancel 2,000,000 options to purchase common stock.

In May 2005, the Company issued 460,669 shares of its previously authorized but unissued Class A preferred stock to repay notes payable totaling $212,845 with accrued interest of $32,374 or approximately $.5323 per share.

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - PREFERRED STOCK [Continued]

In May 2005, the Company issued 96,000 shares of its previously authorized but unissued Class A preferred stock to pay accounts payable of $120,000 or $1.25 per share.

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

Class B Preferred Stock - Class B preferred stock is only available to parties who sell a business to the Company.  Each share of Class B preferred stock has no voting rights and is convertible into five shares of common stock.  Each share of Class B preferred stock is entitled to receive a cumulative 6% annual dividend payable quarterly based on the purchase price paid to the Company or the consideration received by the Company.  Class B preferred stock may not be transferred without the express written consent of the Company.  At June 30, 2005 and December 31, 2004, no shares of Class B preferred stock had been issued.

Class C Preferred Stock - Each share of Class C preferred stock has no voting rights and is entitled to receive a cumulative $.475 annual dividend payable quarterly.  Each share of Class C preferred stock is convertible at the shareholder’s option into five shares of common stock after a two-year waiting period following issuance.  If there is a merger, reorganization, recapitalization or similar event in which the Company is not the surviving entity, then each share of Class C preferred stock will be converted into five shares of common stock.  Class C preferred stock may not be transferred without the express written consent of the Company.  At June 30, 2005 and December 31, 2004, the Company owed $0 and $7,025, respectively, in dividends payable on Class C preferred stock.

In February and March 2005, shareholders of the Company converted a total of 28,867 shares of Class C preferred stock into a total of 144,335 shares of common stock.

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - COMMON STOCK, OPTIONS AND WARRANTS

Common Stock – In May 2005, the Company amended its articles of incorporation to authorize 750,000,000 shares of common stock with no par value. Previously the Company had authorized 100,000,000 shares of common stock.

In May and June 2005, the Company issued a total of 70,000 shares of its previously authorized but unissued common stock for services totaling $49,500, or approximately $.7071 per share.

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

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - COMMON STOCK, OPTIONS AND WARRANTS [Continued]

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

Proposed Stock Offering – The Company was proposing to sell up to $10,000,000 of its previously authorized but unissued common stock through an Equity Line of Credit Agreement [See Note 10]. The Company had recorded $1,084,609 in deferred stock offering costs which were to be offset against the proceeds of the offering.  In September 2004, the Company abandoned its plan for a stock offering and expensed the deferred stock offering costs of $1,084,609 as general and administrative expense.

Stock Options – In November 2002, the Company granted 2,000,000 options to purchase common stock at $.50 per share for services rendered valued at $882,400.  The options vested immediately and were exercisable for three years.  In May 2005, the Company issued 80,000 shares of Class A preferred stock to cancel the 2,000,000 options [See Note 4].  At June 30, 2005, there were no options outstanding.

In March 2002, the Company granted 20,000 options to purchase common stock at $.05 per share to attract new directors to Company.  The options vested immediately and were exercisable for two years.  In March 2004, all 20,000 options were exercised.

A summary of the status of the options is presented below.

For the Three Months Ended June 30,

For the Six Months Ended June 30,

__________________________________

__________________________________

2005

2004

2005

2004

________________

________________

________________

________________

Weighted

               Weighted

Weighted

             Weighted

Average

Average

Average

Average

Exercise

Exercise

Exercise

Exercise

Shares

Price

Shares

Price

Shares

Price

Shares

Price

_______

_______

_______

_______

_______

_______

_______

_______

Outstanding at beginning

2,000,000

$

.50

2,000,000

$

.50

2,000,000

$

 .50

2,020,000

$

.50

    of period

Granted

-

-

-

-

-

-

-

-

Exercised

-

-

-

         -

-

               -

20,000

           .05

Forfeited

2,000,000

            .50

-

-

2,000,000

           .50

-

-

Expired

-

-

-

-

-

-

-

-

_______

_______

_______

_______

_______

_______

_______

_______

Outstanding at end of period

-

$

-

2,000,000

$

.50

-

$

-

2,000,000

$

.50

_______

_______

_______

_______

_______

_______

_______

_______

Weighted average fair value of

options granted during the period

-

$

-

-

$

-

-

$

-

-

$

-

_______

_______

_______

_______

_______

_______

_______

_______

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - COMMON STOCK, OPTIONS AND WARRANTS [Continued]

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

In February 2004, the Company obtained a court order to cancel 75,000 of the warrants [See Note 10].  In January 2005, the Company issued 495,000 shares of common stock to cancel 550,000 of the warrants [See above].  In January 2005, the Company cancelled the remaining 25,000 warrants.  At June 30, 2005, there were no warrants outstanding under the Company’s Incentive Stock Bonus Plan.

A summary of the status of the warrants granted under the Company’s Incentive Stock Bonus Plan is presented below.

For the Three Months Ended June 30,

For the Six Months Ended June 30,

__________________________________

__________________________________

2005

2004

2005

2004

________________

________________

________________

________________

Weighted

Weighted

Weighted

Weighted

Average

Average

Average

Average

Exercise

Exercise

Exercise

Exercise

Shares

Price

Shares

Price

Shares

Price

Shares

Price

_______

_______

_______

_______

_______

_______

_______

_______

Outstanding at beginning of period

-

$

-

425,000

$

.25

575,000

$

.25

425,000

$

.25

Granted

-

-

-

-

-

-

-

-

Exercised

-

-

-

-

-

-

-

-

Forfeited

-

-

-

-

575,000

           .25

-

-

Expired

-

-

-

-

-

-

-

-

_______

_______

_______

_______

_______

_______

_______

_______

Outstanding at end of period

-

$

-

425,000

$

.25

-

$

-

425,000

$

.25

_______

_______

_______

_______

_______

_______

_______

_______

Weighted average fair value of

  warrants granted during the period

-

$

-

-

$

-

-

$

-

-

$

-

_______

_______

_______

_______

_______

_______

_______

_______

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - COMMON STOCK, OPTIONS AND WARRANTS [Continued]

The fair value of each warrant granted is estimated on the date granted using the Black-Scholes option pricing model, with the following assumptions used for the grants on December 15, 2004: risk-free interest rate of 3.48%, expected dividend yield of zero, expected lives of 5 years and expected volatility of 199%.

NOTE 6 – INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At June 30, 2005, the Company has available unused net operating and capital loss carryforwards of approximately $5,857,000 and $294,000, respectively, which may be applied against future taxable income and which expire in various years through 2025 and 2008, respectively.  If certain substantial changes in the Company’s ownership should occur, there may be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

At June 30, 2005 and December 31, 2004, respectively, the total of all deferred tax assets is approximately $2,450,000 and $1,251,000 and the total of all deferred tax liabilities is $0 and $0.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $2,450,000 and $1,251,000 at June 30, 2005 and December 31, 2004, respectively.  The change in the valuation allowance for the six months ended June 30, 2005 is approximately $1,199,000.

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) at:

June 30,

December 31,

2005

2004

_____________

_____________

Net operating loss carryover

$2,333,045

$    1,134,162

Capital loss carryover

117,253

         117,253

_____________

_____________

Total deferred tax asset

$   2,450,298

$    1,251,415

_____________

_____________

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES [Continued]

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

$

(1,198,883)

$

(334,043)

Valuation allowance

1,198,883

334,043

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

June 30,

2005

2004

_____________

_____________

Computed tax at the expected

  federal statutory rate

34.00%

34.00%

State income taxes, net of federal benefit

5.83

5.83

Conversion of stock options

22.16                          -

Other

(.26)

(3.28)

Valuation allowance

(61.73)

(36.55)

_____________

_____________

Effective income tax rates

0.00%

0.00%

_____________

_____________

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

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS

Note Payable - In September 2004, the Company sold a note payable for $100 to its Chief Executive Officer [See Note 3].

Stock Issuances –  In February 2005, the Company issued a total of 463,453 shares of common stock to pay accrued Class A preferred stock dividends totaling $189,859 [See Note 5].

In January 2005, the Company issued 495,000 shares of common stock to directors of the Company to cancel 550,000 warrants to purchase common stock [See Note 5].

In March 2004, the Company issued 8,108 shares of Class A preferred stock to a shareholder of the Company for cash of $15,000 [See Note 4].

Exercise of Options - In March 2004, the Company issued 20,000 shares of common stock to directors upon the exercise of options [See Note 5].

Warrants - In December 2004, the Company granted 150,000 warrants to purchase common stock to directors of the Company for services rendered valued at $45,000 [See Note 5].

Management Compensation – During the six months ended June 30, 2005 and 2004, respectively, the Company did not pay any cash compensation to any officer or director of the Company.

Office Space - The Company rents office space from its Chief Executive Officer on an as-needed, month-to-month basis.  Total rents to the Chief Executive Officer amounted to $3,250 and $500 for the six months ended June 30, 2005 and 2004, respectively.

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods:

For the Three Months

For the Six Months

Ended June 30,

Ended June 30,

____________________

____________________

2005

2004

2005

2004

_________

_________

_________

_________

Net loss available to common

   shareholders (numerator)

$

(988,238)

$

(154,426)

$

(1,942,282)

$

(999,060)

_________

_________

_________

_________

Weighted average number of common

  shares outstanding used in loss per

  common share for the period

  (denominator)

17,654,111

12,409,327

17,127,227

12,106,140

_________

_________

_________

_________

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - LOSS PER SHARE [Continued]

At June 30, 2005, the Company had a note payable convertible into 979 shares, 1,000 shares issuable as collateral on notes payable and preferred stock convertible into 15,925,300 shares of common stock which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive.  At June 30, 2004, the Company had 2,000,000 outstanding options, 425,000 outstanding warrants, notes payable convertible into 610,689 shares, 2,213,345 shares issuable as collateral on notes payable and preferred stock convertible into 11,382,575 shares of common stock which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Potential Stock Issuances - The Company had signed notes payable totaling $212,945 which called for the Company to issue a total of 2,304,345 shares of common stock as collateral; however, none of the shares have been issued.  At June 30, 2005 and December 31, 2004, the Company had 1,000 shares and 2,304,345 shares, respectively, issuable as collateral on notes payable.

Advertising and Promotional Services Agreement - In August 2004, the Company signed a one-year agreement with Hobson, Lorenze, Bowersock & Associates (“HLB”).  The agreement called for the Company to issue up to 500,000 shares of common stock and up to 50,000 shares of Class A preferred stock for HLB’s assistance in raising capital.  The shares were to be issued as follows: 30,000 shares of common stock each month, 100,000 shares of common stock if HLB assisted in raising at least $100,000 and all the remaining shares of common and preferred stock if HLB assisted in raising at least $1,100,000.  In October 2004, the Company amended its agreement with HLB so that the Company would issue 600,000 shares of common stock and 50,000 shares of Class A preferred stock for HLB’s assistance in raising capital. The shares were to be issued as follows: 50,000 shares of common stock each month, 100,000 shares of common stock if HLB assisted in raising at least $100,000 and 50,000 shares of Class A preferred stock during the last month of the agreement. In February 2005, the Company issued a final installment of 70,000 shares of common stock and cancelled the agreement.  During the six months ended June 30, 2005 and 2004, the services rendered by HLB under this agreement amounted to $42,000 and $0, respectively.

Consulting Agreements - In April 2002, the Company signed three-year consulting agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. (collectively “Consultants”).  The agreements called for the Company to pay $10,000 per month for consulting services.   During the six months ended June 30, 2005 and 2004, the services rendered by Consultants under these agreements amounted to $30,000 and $30,000 respectively.

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES [Continued]

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

Finder Agreements - In April 2002, the Company signed three-year finder agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. (collectively “Consultants”).  The agreements called for the Company to pay finders’ fees of 10% of the first $3,000,000, 8% of the next $3,000,000, 6% of the next $3,000,000, and 4% of any additional funding provided through the efforts of Consultants.   In December 2002, the Company signed a $10,000,000 Equity Line of Credit Agreement which was negotiated by Consultants and the Company recorded stock offering costs of $757,000 which were classified as deferred stock offering costs [See above].  From August 2003 through August 2004, the Company signed notes payable with proceeds totaling $212,845 which were negotiated by Consultants and the Company recorded loan costs totaling $22,178 which were deferred and amortized over the lives of the related notes [See Note 3].  In March 2004, the Company sold 8,108 shares of Class A preferred stock for cash of $15,000 which was negotiated by Consultants and the Company recorded stock offering costs of $1,563 which were offset against the proceeds [See Note 4].

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

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES [Continued]

Management Agreement - In March 2004, the Company signed a Management Agreement with Judah Feigenbaum (“JF”) to act as an agent of the Company through July 15, 2004.  The agreement called for the Company to pay $24,000 plus 3% of the consideration of any pharmacy acquisitions completed through March 2005.  During the six months ended June 30, 2005 and 2004, respectively, the services rendered by JF under the agreement amounted to $0 and $6,000.

NOTE 11 - SUBSEQUENT EVENTS

Unwinding of the Acquisition  of HAPS USA, Inc. – In August 2005, the Company determined to unwind the acquisition of HAPS USA, Inc., (a Delaware corporation). [See Note 2].

Conversion of Shares -  In July and August of 2005, shareholders of the Company converted 126,300 shares of Class A preferred stock into 631,500 shares of common stock.

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

Description of Business

HAPS USA, Inc. or HAPS, originally incorporated in the State of Utah on May 9, 1972, under the name High-Line Investment & Development Company.  In 1977, we changed our name to Gayle Industries, Inc.  In 1978 we merged into our subsidiary, Swing Bike, and retained the Swing Bike name.  In 1979 we changed our name from Swing Bike to Horizon Energy Corp., and in 1992 we changed our name to Millennium Entertainment Corp.

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

In 2001, we brought our SEC filings current and began seeking business opportunities.  In June of 2002, we finalized an Agreement and Plan of Reorganization with American Hospital Resources, Inc (AHR).  Under the Agreement, American Hospital Resources Inc. became our wholly owned subsidiary and we changed our name to American Hospital Resources, Inc.  We also authorized a class of 10,000,000 shares of Preferred Stock at no par value and changed our business strategy to focus on providing health care services and management. On December 22, 2003, we discontinued our hospital management consulting business. The Company’s board of directors determined that the Company had not realized the expected benefits from the acquisition of AHR subsidiary and made the determination to seek to dispose of the AHR subsidiary. As a result, the Company repurchased 2,131,249 shares of common stock for $85,250 and obtained a court order to cancel the remaining 1,065,624 shares. AHR has since discontinued operations and has been voided by the State of Delaware.  All operations of AHR subsidiary have been reclassified to discontinued operations. Our common stock is quoted on the OTCBB under the symbol HAPS.

We were unsuccessful in our attempt to enter the health care services industry and did not generate any revenues during the past two fiscal years ended December 31, 2003 and 2004. The Company amended its Articles of Incorporation on May 10, 2005 to increase the capitalization of the Company to 750,000,000 shares of Common Stock, no par value and 150,000,000 shares of Preferred Stock, no par value with rights, preferences and designations of the Preferred Stock to be determined by the Board of Directors.  The Company also changed its name to HAPS USA, Inc.

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

On May 30, 2005, the Company reported the completion of the acquisition of HAPS USA, Inc., Delaware, and filed a current report on Form 8-K.   The acquisition of HAPS USA, Inc., Delaware, was contingent upon certain terms and conditions including the condition that HAPS USA, Inc., Delaware provide audited financials statements and pro formas no later than 60 days following the filing date of the Form 8-K reporting the acquisition.

The Company disclosed in the May 30, 2005 Form 8-K that it was impracticable to provide the financial statements of HAPS Delaware at the time of the filing of the May 30, 2005 Form 8-K and that such financial statements would be filed as soon as they became available, but not later than 60 days following the date of filing the May 30, 2005 Form 8-K. The May 30, 2005 Form 8-K also disclosed that the pro forma financial information was not then available, but that the Company expected to file such financial information not later than 60 days following the date of filing the May 30, 2005 Form 8-K.

As of the date of this filing, the Company has not filed an amendment to the May 30, 2005 Form 8-K to provide the required financial statements and pro forma financial information specified in Item 9.01 of Form 8-K, and is not at this time able to provide an expected date for filing such financial statements and pro forma financial information.

On August 22, 2005, the Company filed a current report on Form 8-K stating among other things:

The completion of the share exchange transaction triggered an obligation on the part of the Company to file with the SEC:

•

consolidated financial statements of HAPS Delaware (including its wholly-owned subsidiary, Hikari System Co., Ltd., a Japanese company engaged in the Pachinko business in Chiba, Japan (“Hikari System”)) for the periods specified in Rule 3-05(b) of Regulation S-X, in accordance with and within the time period (i.e., within 75 calendar days after the completion of the share exchange transaction) specified by Item 9.01(a) of Form 8-K; and

•

pro forma financial information required by Article 11 of Regulation S-X, in accordance with and within the time period (i.e., within 75 calendar days after the completion of the share exchange transaction) specified by Item 9.01(b) of Form 8-K.

The Company and HAPS USA, Inc., Delaware and the Kanemitsus (who owned a majority of the HAPS USA, Inc., Delaware stock) have agreed to unwind the transaction. Pursuant to the terms of the Agreement, an aggregate of 116,595,760 shares of Class  E Preferred Stock (the “Shares”) of the Company was issued to the Stockholders in exchange for all issued and outstanding shares of common stock of HAPS USA, Inc., Delaware.  The Class E Preferred Stock will be cancelled and all shares of HAPS USA, Inc., Delaware will be returned to the HAPS USA, Inc., Delaware shareholders, placing both parties in the position held prior to the acquisition agreement. Upon completion of the unwinding, in accordance with the Rescission and Release Agreement, the Class E Preferred Stock will have been cancelled and all of the shares of HAPS USA, Inc. Delaware will have  been returned to the HAPS USA, Inc. Delaware shareholders, seeking to place the relevant parties in the position held prior to consummation of the Purchase Agreement.

The Company has learned that Mr. Yoshihiro Kanemitsu has recently passed away.  Further, due to the unwinding of the HAPS USA, Inc., Delaware transaction, Junyo Kanemitsu has advised that he is resigning from the board of directors and as an officer of the Company and the Company expects to receive the resignation of Mr. Haruo Miyano as a director of the Company.  Mr. Mark Buck has been re-appointed Chairman of the Board and President and Chief Financial Officer of the Company and Mr. Antoine Gedeon has been re-appointed to the board of directors.  A complete copy of the Rescission and Release Agreement dated September 15, 2005 is attached as an exhibit to this report.

The Company intends to seek a suitable candidate for acquisition in the near future.

Three Month and Six Month Periods Ended June 30, 2005 and 2004

We had no revenues for the three and six months ended June 31, 2005 or 2004.  Our general and administrative expenses were $66,128 for the three months ended June 30, 2005 compared to $57,335 for the same period of 2004.  For the three months ended June 30, 2005, we had $915,212 in costs of unsuccessful HAPS acquisition and $6,898 in interest expense compared to $61,353 in interest expense for the same period in 2004.  For the six months ended June 30, 2005, we had general and administrative expenses of $1,004,130 compared to $800,537 for the same period in 2004.  Our increase in expenses was mainly due to the anticipated HAPS acquisition.  Our net loss for the three months ended June 30, 2005 was $988,238 compared to $118,688 for the three months ended June 30, 2004.  For the six months ended June 30, 2005 our net loss was $1,942,282 compared to $914,000 for the same period in 2004.

Liquidity and Capital Resources

At June 30, 2005, total current assets consisted of $115 in cash on hand compared to $2,120 in cash on hand at December 31, 2004.

At June 30, 2005, we had total liabilities of $19,836 compared to $586,475 at December 31, 2004.  Our current liabilities include $19,745 in accounts payable, $8 in accrued interest and $83 in convertible notes payable.  The decrease is mainly attributable to debt conversion.

During the next twelve months we will have legal and auditing expenses relating to our public reports.  Management hopes to identify and acquire an appropriate on-going business in order to generate revenue to cover operating expenses.   However, should it become necessary to raise additional capital, we may consider securing loans from officers and directors, selling additional stock or entering into debt financing.  We have no material commitments for capital expenditures for the next twelve months.

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

In May and June 2005, the Company issued 70,000 shares of its previously authorized but unissued restricted common stock for services totaling $49,500.

In May 2005, the Company issued 250,743 shares of Class A preferred stock for services valued at $915,212 and also issued 80,000 shares of Class A preferred stock to cancel 2,000,000 options to purchase common stock.

In May 2005, the Company issued 460,669 shares of Class A preferred stock to repay notes totaling $212,845 with accrued interest of $32,374.  The Company also issued 96,000 shares of Class A preferred stock to pay accounts payable of $120,000.

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

Item 6.  Exhibits and Reports on Form 8-K

The Company filed the following reports on Form 8-K:

Date

Item(s)

June 1, 2005

2.01, 3.02. 5.01, 5.02 and 9.01

August 22, 2005

8.01

Exhibits:

Exhibit Number	Title	Location
10	Rescission and Release Agreement	Attached
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunton duly authorized.

American Hospital Resources, Inc.

Date: September 15, 2005

/s/ Mark Buck

Mark Buck

Chief Executive Officer

Chief Financial Officer