Form 10QSB
period 2005-09-30
HAPS USA, INC.
filed 2005-11-10
CIK 1127005

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ x ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date: 18,322,864 shares of common stock, no par value

Transitional Small Business Disclosure Format (Check one):  Yes _____ No    X

FORM 10-QSB

HAPS USA, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets – Sept. 30, 2005 and December 31, 2004

Unaudited Condensed Statements of Operations for the three and nine months ended Sept. 30, 2005 and Sept. 30, 2004

Unaudited Condensed Statements of Cash Flows for the nine  months ended Sept. 30, 2005 and Sept. 30, 2004

Notes to Unaudited Condensed Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4 5 6-8 9-25 26 27
PART II.	Other Information Item 2. Changes in Securities Item 6. Exhibits and Reports on Form 8-K	27 30
	Signatures	30

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

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

September 30,

December 31,

2005

2004

_____________

_____________

CURRENT ASSETS:

Cash

$

89

$

2,120

_____________

_____________

Total Current Assets

89

2,120

OTHER ASSETS:

Deferred loan costs

-

1,329

_____________

_____________

$

89

$

3,449

_____________

_____________

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable

$

88,333

$

165,892

Dividends payable

-

196,884

Accrued interest

10

23,571

Convertible notes payable, net of discounts totaling

  $0 and $12,817, respectively

100

200,128

_____________

_____________

Total Current Liabilities

88,443

586,475

COMMITMENTS AND CONTINGENCIES [See Note 10]

-

-

_____________

_____________

Total Liabilities

88,443

586,475

_____________

_____________

STOCKHOLDERS' EQUITY (DEFICIT):

Preferred stock, no par value, 150,000,000 shares authorized:

Class A convertible preferred stock, 6,000,000 shares designated,

  3,058,760 and 2,247,648 shares issued and outstanding

5,525,943

3,441,285

Class B convertible preferred stock, 5,000,000

  shares designated, no shares issued and outstanding.

-

-

Class C convertible preferred stock, 1,200,000 shares designated,

  no shares and 28,867 shares issued and outstanding, respectively

-

143,496

Common stock, no par value, 750,000,000 shares authorized,

 18,322,864 and 14,740,576 shares issued and outstanding

8,448,272

6,803,447

Additional paid-in capital

137,041

1,217,441

Retained earnings (deficit)

(14,199,610)

(12,188,695)

_____________

_____________

Total Stockholders' Equity (Deficit)

(88,354)

(583,026)

_____________

_____________

$

89

$

3,449

_____________

_____________

Note: The balance sheet at December 31, 2004 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three Months

For the Nine Months

Ended September 30,

Ended September 30,

____________________

____________________

2005

2004

2005

2004

_________

_________

_________

_________

REVENUES

$

-

$

-

$

-

$

-

_________

_________

_________

_________

EXPENSES:

General and administrative

68,614

1,146,332

1,072,745

1,946,869

Costs of unsuccessful HAPS DE acquisition

-

-

915,212

-

_________

_________

_________

_________

Total Expenses

68,614

1,146,332

1,987,957

1,946,869

_________

_________

_________

_________

LOSS BEFORE OTHER EXPENSE

(68,614)

(1,146,332)

(1,987,957)

(1,946,869)

OTHER EXPENSE:

Interest expense

(19)

(54,441)

(22,958)

(167,904)

_________

_________

_________

_________

LOSS BEFORE INCOME TAXES

(68,633)

(1,200,773)

(2,010,915)

(2,114,773)

CURRENT TAX EXPENSE

-

-

-

-

DEFERRED TAX EXPENSE

-

-

-

-

_________

_________

_________

_________

NET LOSS

$

(68,633)

$

(1,200,773)

$

(2,010,915)

$

(2,114,773)

_________

_________

_________

_________

BENEFICIAL CONVERSION

FEATURE OF PREFERRED STOCK

EQUIVALENT TO A DIVIDEND

-

-

-

(14,189)

DIVIDEND REQUIREMENTS OF

PREFERRED STOCK

-

(35,738)

-

(106,609)

_________

_________

_________

_________

NET LOSS AVAILABLE TO COMMON

SHAREHOLDERS

$

(68,633)

$

(1,236,511)

$

(2,010,915)

$

(2,235,571)

_________

_________

_________

_________

LOSS PER COMMON SHARE

$

(.00)

$

(.10)

$

(.12)

$

(.18)

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

(2,010,915)

$

(2,114,773)

Adjustments to reconcile net loss to net cash used by

  operating activities:

Amortization of deferred loan costs

1,329

14,480

Amortization of discounts on notes payable

12,817

138,975

Non-cash services for stock

1,835,912

745,518

       Non-cash expense

1,084,609

Changes in assets and liabilities:

Increase in accounts payable

60,441

66,345

Increase in accrued interest

8,813

14,449

_________

_________

Net Cash (Used) by Operating Activities

(91,603)

(50,397)

_________

_________

Cash Flows from Investing Activities

-

-

_________

_________

Net Cash (Used) by Investing Activities

-

-

_________

_________

Cash Flows from Financing Activities:

Payments for deferred loan costs

-

(7,190)

Proceeds allocated to beneficial conversion feature of

  notes payable

-

69,100

Payments of stock offering costs

-

(16,563)

Proceeds from sale of Class A preferred stock

-

15,000

Proceeds from sale of common stock

93,000

1,000

Payments of preferred stock dividends

(3,428)

(10,875)

_________

_________

Net Cash Provided by Financing Activities

89,572

50,472

_________

_________

Net Increase (Decrease) in Cash

(2,031)

75

Cash at Beginning of the Period

2,120

_________

_________

Cash at End of the Period

$

89

$

80

_________

_________

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:

Interest

$

-

$

-

Income taxes

$

-

$

-

[Continued]

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

[Continued]

Supplemental Schedule of Non-cash Investing and Financing Activities:

   For the nine months ended September 30, 2005:

The Company amortized $12,817 of discounts on notes payable and $1,329 of deferred loan costs as interest expense.

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

In September 2004, the Company abandoned its proposed stock offering [See Note 10] and wrote off the deferred stock offering costs of $1,084,609 directly to general and administrative expense.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - HAPS USA, Inc. (“the Company”) was organized under the laws of the State of Utah on May 9, 1972 as High-Line Investment & Development Company.  In 1977, the Company changed its name to Gayle Industries, Inc.  In 1978, the Company merged into Swing Bike.  In 1979, the Company changed its name to Horizon Energy Corporation.  In 1992, the Company changed its name to Millennium Entertainment Corp.  In 1993, the Company changed its name to New Horizon Education, Inc.  In September 2002, the Company changed its name to American Hospital Resources, Inc.  In May 2005, the Company changed its name to HAPS USA, Inc., in anticipation of acquiring HAPS USA, Inc., (a Delaware corporation), which manages foreign casinos.  In August of 2005, the plans for the acquisition were abandoned, [See Note 2]. The Company plans to acquire businesses already operating casinos in foreign countries.  The Company has, at the present time, not paid any cash dividends on its common stock and any dividends that may be paid in the future on its common stock will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and 2004 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements.  The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Property and Equipment - Property and equipment are stated at cost.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service.  Expenditures for maintenance and repairs are charged to expense as incurred.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company periodically reviews its property and equipment for impairment.  Depreciation expense for the nine months ended September 30, 2005 and 2004 was $0 and $0, respectively.

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

(68,633)

$

(1,200,773)

$

(2,010,915)

$

(2,114,773)

Add: Stock-based employee

  compensation expense

  included in reported net loss

-

-

-

-

Deduct: Total stock-based employee

  compensation expense determined

  under fair value based method

-

-

-

-

_________

_________

_________

_________

Pro forma net loss

$

(68,633)

$

(1,200,773)

$

(2,010,915)

$

(2,114,773)

_________

_________

_________

_________

Loss per common share,

  as reported

$

(.00)

$

(.10)

$

(.12)

$

(.18)

Loss per common share,

  pro forma

$

(.00)

$

(.10)

$

(.12)

$

(.18)

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

NOTE 2 – ACQUISTION AND CANCELLATION OF ACQUISITION OF HAPS USA, INC.

On May 30, 2005, the Company acquired HAPS USA, Inc., (a Delaware corporation) (“HAPS DE”) pursuant to an Agreement of Purchase and Sale of Stock.  The Company issued 116,595,760 shares of Class E Preferred Stock to the former shareholders of HAPS DE for 100% of the outstanding shares of HAPS DE’s common stock.  In August 2005, the Company determined to unwind the acquisition.  The financial statements reflect the unwinding of the acquisition and the expenses associated with the acquisition have been classified as costs of the unsuccessful HAPS DE acquisition.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

The Company has the following one-year 10% convertible notes payable at::

September 30,

December 31,

2005

2004

____________

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

September 30,

December 31,

2005

2004

____________

_____________

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

September 30,

December 31,

2005

2004

____________

_____________

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

-

3,750

$100 note payable due in September 2005, convertible into

common stock at $.11 per share, secured by 1,000 shares

of the Company’s common stock,  net of discounts of $0

and $67, respectively

100

33

____________

_____________

100

200,128

Less current portion

(100)

(200,128)

_____________

_____________

$

-

$

-

_____________

____________

The Company has sold convertible notes payable totaling $212,945 and recorded discounts totaling $212,945 due to the beneficial conversion feature of the notes. The discounts are being amortized over the term of the respective notes. During the nine months ended September 30, 2005 and 2004, the Company amortized $12,817 and $138,975, respectively, of the discounts on notes payable as interest expense.

The Company has paid a total of $22,178 to consultants for negotiating the notes payable.  These costs were deferred and amortized over the term of the respective notes.  During the nine months ended September 30, 2005 and 2004, the Company amortized $1,329 and $14,480, respectively, of the deferred loan costs as interest expense.

For the nine months ended September 30, 2005 and 2004, interest expense on notes payable amounted to $22,958 and $167,904 respectively.

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - PREFERRED STOCK

In May 2005, the Company amended its articles of incorporation to authorize 150,000,000 shares of preferred stock, no par value, with such rights, preferences and designations and to be issued in such classes and series as determined by the Company’s Board of Directors. Previously, the Company had authorized 10,000,000 shares of preferred stock. In December 2002, the Company’s Board of Directors designated 5,000,000 shares as Class A and 5,000,000 shares as Class B.  In September 2003, the Company’s Board of Directors modified the preferred stock distributions to designate 2,600,000 shares as Class A, 5,000,000 shares as Class B and 1,200,000 shares as Class C.  In February 2005, the Company increased the number of shares designated as Class A to 6,000,000. The Class C preferred stock dividends rank senior to the Class A and B preferred stock dividends in liquidation preference and the Class B preferred stock dividends rank senior to the Class A preferred stock dividends in liquidation preference.  In liquidation, Class A, B and C preferred stock have no preferential rights to any distributions other than payment of accrued dividends.

Class A Preferred Stock - Class A preferred stock is only available to the Company’s management, directors and existing shareholders.  Each share of Class A preferred stock has the voting rights of five shares of common stock and is convertible at the shareholder’s option into five shares of common stock.  If shares of the Class A preferred stock were required to be converted as part of a sale or merger of the Company, then each share of Class A preferred stock was convertible into 5.5 shares of common stock.  Each share of Class A preferred stock was entitled to receive a $.0575 annual dividend payable monthly.  The total annual dividend for all shares of Class A preferred stock was limited to 50% of the Company’s earnings before interest, taxes, depreciation and amortization for the year and the monthly payments were adjusted accordingly.  Through September 30, 2003, the Company had negative earnings before interest, taxes, depreciation and amortization; therefore, no dividends were due on the Class A preferred stock through September 30, 2003.  In September 2003, the Company’s Board of Directors modified the mandatory conversion and dividend provisions of the Class A preferred stock.  Effective July 1, 2003, if there was a merger, reorganization, re-capitalization or similar event in which the Company was not the surviving entity, then each share of Class A preferred stock would have been converted into 5.5 shares of common stock.  Effective July 1, 2003, each share of Class A preferred stock was entitled to receive a cumulative $.0575 annual dividend payable monthly with no limitation based on earnings.  In February 2005, the Company eliminated the dividend provision of the Class A preferred stock effective December 31, 2004 and eliminated the provision for 5.5 shares of common stock to be issued for each share of Class A preferred stock if there was a merger, reorganization, re-capitalization or similar event.  At September 30, 2005 and December 31, 2004, the Company owed $0 and $189,859, respectively, in dividends payable on Class A preferred stock.

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

Class B Preferred Stock - Class B preferred stock is only available to parties who sell a business to the Company.  Each share of Class B preferred stock has no voting rights and is convertible into five shares of common stock.  Each share of Class B preferred stock is entitled to receive a cumulative 6% annual dividend payable quarterly based on the purchase price paid to the Company or the consideration received by the Company.  Class B preferred stock may not be transferred without the express written consent of the Company.  At September 30, 2005 and December 31, 2004, no shares of Class B preferred stock had been issued.

Class C Preferred Stock - Each share of Class C preferred stock has no voting rights and is entitled to receive a cumulative $.475 annual dividend payable quarterly.  Each share of Class C preferred stock is convertible at the shareholder’s option into five shares of common stock after a two-year waiting period following issuance.  If there is a merger, reorganization, recapitalization or similar event in which the Company is not the surviving entity, then each share of Class C preferred stock will be converted into five shares of common stock.  Class C preferred stock may not be transferred without the express written consent of the Company.  At September 30, 2005 and December 31, 2004, the Company owed $0 and $7,025, respectively, in dividends payable on Class C preferred stock.

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

Stock Options – In November 2002, the Company granted 2,000,000 options to purchase common stock at $.50 per share for services rendered valued at $882,400.  The options vested immediately and were exercisable for three years.  In May 2005, the Company issued 80,000 shares of Class A preferred stock to cancel the 2,000,000 options [See Note 4].  At September 30, 2005, there were no options outstanding.

In March 2002, the Company granted 20,000 options to purchase common stock at $.05 per share to attract new directors to the Company.  The options vested immediately and were exercisable for two years.  In March 2004, all 20,000 options were exercised.

A summary of the status of the options is presented below.

[Continued]

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - COMMON STOCK, OPTIONS AND WARRANTS [Continued]

For the Three Months Ended

For the Nine Months Ended

September 30,

September 31,

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

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - COMMON STOCK, OPTIONS AND WARRANTS [Continued]

In February 2004, the Company obtained a court order to cancel 75,000 of the warrants [See Note 10].  In January 2005, the Company issued 495,000 shares of common stock to cancel 550,000 of the warrants [See above].  In January 2005, the Company cancelled the remaining 25,000 warrants.  At September 30, 2005, there were no warrants outstanding under the Company’s Incentive Stock Bonus Plan.

A summary of the status of the warrants granted under the Company’s Incentive Stock Bonus Plan is presented below.

For the Three Months Ended

For the Nine Months Ended

September 30,

September 30,

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

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  At September 30, 2005, the Company has available unused net operating and capital loss carryforwards of approximately $5,925,000 and $294,000, respectively, which may be applied against future taxable income and which expire in various years through 2025 and 2008, respectively.  If certain substantial changes in the Company’s ownership should occur, there may be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

At September 30, 2005 and December 31, 2004, respectively, the total of all deferred tax assets is approximately $2,478,000 and $1,251,000 and the total of all deferred tax liabilities is $0 and $0.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance of approximately $2,478,000 and $1,251,000 at September 30, 2005 and December 31, 2004, respectively.  The change in the valuation allowance for the nine months ended September 30, 2005 is approximately $1,227,000.

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) at:

September 30,

December 31,

2005

2004

_____________

_____________

Net operating loss carryover

$2,360,378

$ 1,134,162

Capital loss carryover

117,253

      117,253

_____________

_____________

Total deferred tax asset

$   2,477,631

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

(1,226,216)

$

(794,617)

Valuation allowance

1,226,216

794,617

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

34.00%

34.00%

State income taxes, net of federal benefit

5.83

5.83

Conversion of stock options

21.40                          -

Other

(.25)

(2.26)

Valuation allowance

(60.98)

(37.57)

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

Management Compensation – During the nine months ended September 30, 2005 and 2004, respectively, the Company did not pay any cash compensation to any officer or director of the Company.

Office Space - The Company rents office space from its Chief Executive Officer on an as-needed, month-to-month basis.  Total rents to the Chief Executive Officer amounted to $3,250 and $500 for the nine months ended September 30, 2005 and 2004, respectively.

NOTE 9 - LOSS PER SHARE

The following data show the amounts used in computing loss per share for the periods:

For the Three Months

For the Nine Months

Ended September 30,

Ended September 30,

____________________

____________________

2005

2004

2005

2004

_________

_________

_________

_________

Net loss available to common

   shareholders (numerator)

$

(68,633)

$

(1,236,511)

$

(2,010,915)

$

(2,235,571)

_________

_________

_________

_________

Weighted average number of common

  shares outstanding used in loss per

  common share for the period

  (denominator)

18,191,402

12,430,523

17,485,850

12,215,057

_________

_________

_________

_________

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - LOSS PER SHARE [Continued]

At September 30, 2005, the Company had a note payable convertible into 1,000 shares, 1,000 shares issuable as collateral on notes payable and preferred stock convertible into 15,293,800 shares of common stock which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive.  At September 30, 2004, the Company had 2,000,000 outstanding options, 425,000 outstanding warrants, notes payable convertible into 686,974 shares, 2,304,345 shares issuable as collateral on notes payable and preferred stock convertible into 11,382,575 shares of common stock which were not used in the computation of dilutive loss per share because their effect would be anti-dilutive.  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would effect the computation of diluted loss per share.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Potential Stock Issuances - The Company had signed notes payable totaling $212,945 which called for the Company to issue a total of 2,304,345 shares of common stock as collateral; however, none of the shares have been issued.  At September 30, 2005 and December 31, 2004, the Company had 1,000 shares and 2,304,345 shares, respectively, issuable as collateral on notes payable.

Advertising and Promotional Services Agreement - In August 2004, the Company signed a one-year agreement with Hobson, Lorenze, Bowersock & Associates (“HLB”).  The agreement called for the Company to issue up to 500,000 shares of common stock and up to 50,000 shares of Class A preferred stock for HLB’s assistance in raising capital.  The shares were to be issued as follows: 30,000 shares of common stock each month, 100,000 shares of common stock if HLB assisted in raising at least $100,000 and all the remaining shares of common and preferred stock if HLB assisted in raising at least $1,100,000.  In October 2004, the Company amended its agreement with HLB so that the Company would issue 600,000 shares of common stock and 50,000 shares of Class A preferred stock for HLB’s assistance in raising capital. The shares were to be issued as follows: 50,000 shares of common stock each month, 100,000 shares of common stock if HLB assisted in raising at least $100,000 and 50,000 shares of Class A preferred stock during the last month of the agreement. In February 2005, the Company issued a final installment of 70,000 shares of common stock and cancelled the agreement.  During the nine months ended September 30, 2005 and 2004, the services rendered by HLB under this agreement amounted to $42,000 and $0, respectively.

Consulting Agreements - In April 2002, the Company signed three-year consulting agreements with both Synergistic Connections, Inc. and Corporate Dynamics, Inc. (collectively “Consultants”).  The agreements called for the Company to pay $10,000 per month for consulting services.   The Company extended the agreements for an additional six months. During the nine months ended September 30, 2005 and 2004, the services rendered by Consultants under these agreements amounted to $90,000 and $60,000 respectively.

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

HAPS USA, INC.

[Formerly American Hospital Resources, Inc.]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS AND CONTINGENCIES [Continued]

Management Agreement - In March 2004, the Company signed a Management Agreement with Judah Feigenbaum (“JF”) to act as an agent of the Company through July 15, 2004.  The agreement called for the Company to pay $24,000 plus 3% of the consideration of any pharmacy acquisitions completed through March 2005.  During the nine months ended September 30, 2005 and 2004, respectively, the services rendered by JF under the agreement amounted to $0 and $18,000.

NOTE 11 - SUBSEQUENT EVENTS

Proposed Acquisition - In October 2005, the Company entered into a preliminary, non-binding letter of intent regarding a proposed acquisition with a foreign casino company.  Completion of the proposed acquisition is subject to the negotiation and execution of a definitive agreement, the completion of due diligence, and necessary corporate approvals.  In addition, the letter of intent contemplates that immediately prior to the closing of the transaction, the Company would change its name and complete a quasi-reorganization.  Final consummation of the proposed acquisition is not guaranteed.

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

Three Month and Nine Month Periods Ended September 30, 2005 and 2004

We had no revenues for the three and nine months ended September 31, 2005 or 2004.  Our general and administrative expenses were $68,614 for the three months ended September 30, 2005 compared to $1,146,332 for the same period of 2004.  Interest expense was $19 for the three months ended September 30, 2005 compared to $54,441 for the same period of 2004.  Our net loss for the three months ended September 30, 2005 was $68,633 and $1,236,511 for the same period in 2004.  For the nine months ended September 30, 2005, we had $915,212 in costs of unsuccessful HAPS acquisition and $22,958 in interest expense compared to $167,904 in interest expense for the same period in 2004.  For the nine months ended September 30, 2005, we had general and administrative expenses of $1,072,745 compared to $1,946,869 for the same period in 2004.  For the nine months ended September 30, 2005 our net loss was $2,010,915 compared to $2,235,571 for the same period in 2004.

Liquidity and Capital Resources

At September 30, 2005, total current assets consisted of $89 in cash on hand compared to $2,120 in cash on hand at December 31, 2004.

At September 30, 2005, we had total liabilities of $88,443 compared to $586,475 at December 31, 2004.  Our current liabilities include $88,333 in accounts payable, $10 in accrued interest and $100 in convertible notes payable.  The decrease is mainly attributable to debt conversion.

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

PART II – OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Unless otherwise noted, the following stock issues were offered in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

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

Date

Item(s)

August 22, 2005

8.01

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

HAPS USA, Inc.

Date: November  10, 2005

/s/Mark Buck

Mark Buck

Chief Executive Officer

Chief Financial Officer