Form 10QSB
period 2005-12-31
HAPS USA, INC.
filed 2006-02-21
CIK 1127005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-32195

HAPS USA, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0319410
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5912 Bolsa Avenue, Suite 108, Huntington Beach, California	92649
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 895-7772

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer “and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large Accelerated Filer ☐ Accelerated Filer ☐ Non Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, no par value	20,533,646 shares of common stock as February 7, 2006

Transitional Small Business Disclosure Format (Check one):

Yes ☐    No ☒.

EXAM USA, INC.

The terms “we,” “us,” “our,” “the Company,” and “HAPS,” as used in this Report on Form 10-QSB refers to HAPS USA, Inc., a Utah Corporation, and its wholly-owned subsidiary, Marugin International, Inc., a corporation formed under the laws of Japan.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HAPS USA, INC. AND SUBSIDIARIES

HAPS USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2005
(Unaudited)
ASSETS (Note 5)
Current assets:
Cash	$8,364,197
Time deposits	1,690,059
Inventories	676,054
Cash surrender value of life insurance	609,568
Deferred income taxes	130,418
Prepaid expenses and other (Note 4)	481,668
Total current assets	11,951,964
Property and equipment, net (Note 3)	41,121,896
Deferred income taxes	1,697,905
Deposits and other assets (Note 4)	2,742,905
Total assets	$57,514,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,435,448
Accrued liabilities (Note 4)	585,371
Current portion of long-term debt (Note 5)	7,742,956
Current portion of capital lease obligations	1,830,435
Current portion of loan payable to shareholders	91,611
Total current liabilities	12,685,821
Long-term debt, net of current portion (Note 5)	30,910,128
Capital lease obligations, net of current portion	3,908,779
Non-current accrued liabilities (Note 4)	2,066,503
Loan payable to shareholders, net of current portion	618,373
Total liabilities	50,189,604

Commitments and contingencies (Note 6)

Shareholders’ Equity (Note 7):
Preferred stock, no par value, 150,000,000 shares authorized:
Class A convertible preferred stock, 6,000,000 shares designated, 5,100,290 shares issued and outstanding	2,333,683
Class B convertible preferred stock, 5,000,000 shares designated, no shares issued and outstanding	—
Class C convertible preferred stock, 1,200,000 shares designated, no shares issued and outstanding	—
Class E convertible preferred stock, 116,595,760 shares designated, 97,059,998 shares issued and outstanding	2,115,915
Common stock, no par value, 750,000,000 shares authorized, 20,441,842 shares issued and outstanding	105,892
Restricted retained earnings	106,966
Unrestricted retained earnings	2,496,936
Accumulated other comprehensive income	165,674
Total shareholders’ equity	7,325,066
Total liabilities and shareholders’ equity	$57,514,670

See accompanying notes to these consolidated financial statements

HAPS USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		(as restated Note 2)
REVENUES:
Gaming (Note 9)	$4,896,622	$4,423,306	$10,801,656	$9,410,877
Food, beverage and other	421,114	503,367	836,691	923,786
Total revenues	5,317,736	4,926,673	11,638,347	10,334,663

COST OF REVENUES:
Salaries and wages	1,243,261	1,209,208	2,423,853	2,448,516
Depreciation	1,967,680	1,617,587	3,706,865	3,209,616
Facilities and other	1,178,623	1,440,197	2,558,450	2,943,991
Impairments (Note 4)	262,451	242,554	860,481	802,281
Total cost of revenues	4,652,015	4,509,546	9,549,649	9,404,404

Gross profit	665,721	417,127	2,088,698	930,259

OPERATING EXPENSES:
Marketing and advertising	229,520	220,561	494,895	471,680
General and administrative	651,441	696,047	1,374,663	1,281,735
Total operating expenses	880,961	916,608	1,869,558	1,753,415

Operating income (loss)	(215,240)	(499,481)	219,140	(823,156)

OTHER INCOME (EXPENSE):
Reverse acquisition fees	(2,333,683)	—	(2,333,683)	—
Interest income	375	1,006	438	1,734
Interest expense	(418,034)	(359,142)	(854,431)	(768,750)
Other income	108,676	517,290	222,382	591,339
Other expense	3	(2,908)	(114)	(4,377)
Total other expense, net	(2,642,663)	156,246	(2,965,408)	(180,054)

Loss before benefit for income taxes	(2,857,903)	(343,235)	(2,746,268)	(1,003,210)

Benefit for income taxes (Note 8)	(146,073)	(236,600)	(52,539)	(389,466)

NET LOSS	$(2,711,830)	$(106,635)	$(2,693,729)	$(613,744)

Change in foreign currency translation	(402,591)	723,521	(503,317)	491,195

COMPREHENSIVE INCOME (LOSS)	$(3,114,421)	$616,886	$(3,197,046)	$(122,549)

Basic and diluted loss per common share:
Weighted average number of equivalent common shares (Note 2)	4,634,601	—	2,317,301	—
Basic and diluted net loss per equivalent common share (Note 2)	$(0.59)	$—	$(1.16)	$—

See accompanying notes to these consolidated financial statements

HAPS USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Series A Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Restricted Retained	Unrestricted Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Earnings	Income (loss)	Totals
Balances, at June 30, 2005, Class E preferred shares issued to PGMI, Inc. shareholders in reverse acquisition	—	$—	97,059,998	$2,115,915	—	$—	$106,966	$5,296,557	$668,991	$8,188,429
Shares retained by existing shareholders after reverse acquisition	3,018,760	—	—	—	19,706,942	—	—	(105,892)	—	(105,892)
Class A preferred shares issued for reverse acquisition fee	2,121,530	2,333,683	—	—	—	—	—	—	—	2,333,683
Conversion of Class A preferred shares into common stock	(40,000)			—	200,000	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	(503,317)	(503,317)
Common stock issued for settlement of accounts payable	—	—	—	—	534,900	105,892	—	—	—	105,892
Net loss	—	—	—	—	—	—	—	(2,693,729)	—	(2,693,729)
Balances December 31, 2005	5,100,290	$2,333,683	97,059,998	$2,115,915	20,441,842	$105,892	$106,966	$2,496,936	$165,674	$7,325,066

See accompanying notes to these consolidated financial statements

HAPS USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31, 2005	For the Six Months Ended December 31, 2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,693,729)	$(613,744)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion expense	3,890,552	3,471,634
Impairment of property and equipment	860,481	802,281
Gain on interest swap contracts	(121,891)	(37,667)
Merger related expenses	2,333,683	—
Changes in operating assets and liabilities:
Inventories	(126,261)	(445)
Deferred income taxes	(52,531)	(389,475)
Prepaid expenses and other	439,615	579,656
Accounts payable	500,115	(2,595,484)
Accrued liabilities	(378,163)	12,533
Net cash provided by operating activities	4,651,871	1,229,289

Cash flows from investing activities:
Capital expenditures	(3,878,485)	(1,147,969)
Time deposits and restricted cash	(961,235)	5,957,947
Other assets	(272,303)	9,486
Net cash provided by (used in) investing activities	(5,112,023)	4,819,464

Cash flows from financing activities:
Payments on capital lease obligations	(1,009,352)	(630,768)
Borrowings of long-term debt	5,758,891	3,546,758
Payments on long-term debt	(3,441,664)	(8,063,956)
Payments on loan payable to shareholders	(23,643)	(50,074)
Net cash provided by (used in) financing activities	1,284,232	(5,198,040)

Foreign currency effect on cash	(416,878)	390,585

Net increase in cash	407,202	1,241,298

Cash, beginning of period	7,956,995	6,163,096

Cash, end of period	$8,364,197	$7,404,394

Non-cash investing and financing transactions:
Purchases of equipment under capital leases	$203,240	$2,858,132
Increase in property and equipment from asset retirement obligations	—	376,539
Increase in construction accounts payable	—	4,172,849
Insurance of common stock for accounts payable	$105,892	—
Cash paid for :
Interest	$684,296	$624,943
Income taxes	—	—

See accompanying notes to these consolidated financial statements

NOTE 1 - ORGANIZATION AND BUSINESS

Organization

HAPS USA, Inc. (“HAPS”) was organized under the laws of the State of Utah on May 9, 1972 as High-Line Investment & Development Company (“Highline”).  In 1977, Highline changed its name to Gayle Industries, Inc. (“Gayle”).  In 1978, Gayle merged into Swing Bike, Inc.  In 1979, Swing Bike, Inc. changed its name to Horizon Energy Corporation (“Horizon”).  In 1992, Horizon changed its name to Millennium Entertainment Corp. (“Millennium”).  In 1993, Millennium changed its name to New Horizon Education, Inc. (“New Horizon”).  In September 2002, New Horizon changed its name to American Hospital Resources, Inc. (“American”).  In May 2005, American changed its name to HAPS USA, Inc., in anticipation of acquiring HAPS USA, Inc., which manages foreign casinos.  In August of 2005, the plans for the acquisition were abandoned. On December 9, 2005, pursuant to an Agreement and Plan of Reorganization dated October 27, 2005 (the “Agreement”) by and among HAPS and PGMI, Inc. (“PGMI”), a Delaware corporation, and all of the stockholders of PGMI, HAPS acquired all of the issued and outstanding shares of PGMI in exchange for an aggregate of 97,059,998 shares of HAPS Class E Preferred Stock.  Each share of Class E preferred stock is convertible into five shares of HAPS common stock, commencing on the date which is three years from the date of their original issuance (or December 9, 2008).

Pursuant to a share-exchange agreement on June 10, 2003, PGMI owns 100% of MARUGIN International, Inc. (“MARUGIN”), a Japanese corporation, which was incorporated on December 22, 1972.  MARUGIN established PGMI to be domiciled in the United States.  HAPS, PGMI and Marugin are collectively referred to herein as the “Company”.

Business

The Company operates thirteen (13) stores and 4,298 pachinko machines as of December 31, 2005, which offer pachinko (Japanese pinball) gaming entertainment, all of which except two are located in Nagano prefecture.  In July 2004 and March 2005, the Company opened its two largest stores with 560 machines, each.  In July 2005, the Company closed its smallest store which operated 138 machines.  The closing did not have a significant impact on the Company’s financial statements. The Company receives income from cigarettes, non-alcoholic beverages and sundry items, as well as one small batting cage and a bowling alley.  Japanese law regulates Pachinko gaming and the local police enforce laws.  Pachinko gaming is one of the largest business segments in Japan.

Reverse Acquisition

On December 9, 2005, pursuant to an agreement dated October 27, 2005 by and among HAPS , PGMI, a Delaware corporation and all of the stockholders of PGMI, HAPS acquired all of the issued and outstanding shares of PGMI in exchange for an aggregate of 97,059,998 shares of HAPS Class E Preferred Stock.  Each share of Class E preferred stock is convertible into five shares of HAPS common stock, commencing on the date which is three years from the date of their original issuance (or December 9, 2008).  As a result of this transaction, PGMI is a wholly-owned subsidiary, and the PGMI stockholders own approximately 91.5% of HAPS’s voting stock, on a fully-diluted basis.  In addition, each share of Class E Preferred Stock is entitled to five (5) votes.  No dividends shall accrue under the Class E Preferred Stock.

The Company incurred a 2% merger fee paid in the form of Class A preferred stock in connection with this transaction valued at approximately $2.3 million and charged to expense.  Management established the value based on an average of the closing ask price of the Company’s common stock for the 15 days before and after the announcement of the transaction.

At the time of acquisition, HAPS had no revenues and no assets; liabilities amounted to $105,892.   It was considered a blank-check company prior to the acquisition.  The acquisition of PGMI by HAPS was accounted for as a reverse acquisition, whereby the assets and liabilities of PGMI are reported at their historical cost.  The effects of shareholders’ equity are reported as a recapitalization.  No goodwill was recorded in connection with the reverse acquisition.  The reverse acquisition resulted in a change in reporting entity of HAPS for accounting and reporting purposes.

The unaudited pro forma balance sheet data is not significant because of the lack of operating assets and liabilities of HAPS. The pro forma results of operations, assuming the acquisition was completed at the beginning of the reporting period, would have caused our net losses to increase, but not materially, because of the limited operating losses reported by HAPS.

Restatement

Management estimates depreciation expense to be recorded annually at the beginning of the year and modifies such based on operating conditions.  PGMI unintentionally underreported depreciation expense for the three months ended September 30, 2004 by an estimated amount of $250,000, which they believe constitutes an error.  Management adjusted the depreciation amounts reported in cost of revenues as follows:

	Three months ended
	September 30, 2004	December 31, 2004

Depreciation expense, as reported	$1,342,029	$1,867,587

Adjustment	250,000	(250,000)

Depreciation expense, as restated	$1,592,029	$1,617,587

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Consideration

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  As of December 31, 2005, the Company has a working capital deficit totaling $733,857, which raises substantial doubt about the Company’s ability to continue as a going concern in the event it cannot meet its obligations as they become due.  The Company may continue to incur losses during fiscal 2006 due to 1) increased costs to provide infrastructure necessary to operate as a public company, and 2) start-up costs incurred with the new store expansion.  Management has historically had good relations with its banks and management believes that certain notes payable will be refinanced in the normal course of business based on historical actions.  Management is seeking equity or debt financing in the range of $1,000,000 to $3,000,000.  There are no absolute assurances that management will be successful in refinancing the notes or raising additional capital.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Financial Statement Preparation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”) regarding interim financial reporting.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America.  Refer to the Company’s audited consolidated financial statements for the year ended June 30, 2005 included on Form 8-K filed with the SEC on December 9, 2005 for additional information.

The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates.  The results of operations for the three and six months ended December 31, 2005, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Per Share information

The Company presents basic earnings per share (“EPS”) and diluted EPS on the face of all statements of operations. Basic EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities that are exercisable during or after the reporting period. In the event of a net loss, such incremental shares are not included in EPS since their effects are anti-dilutive.

The following is a table of common stock equivalents for the three and six months ended December 31, 2005 and 2004, that were not considered in the calculation of diluted net loss per share as the effects would have been anti-dilutive.

	For the Three Months Ended		For the Six Months Ended
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Shares used in the calculation of basic EPS, as reported	4,634,601	—	2,317,301	—
Effects of series A convertible preferred	6,145,999	—	3,072,999	—
Effects of series E convertible preferred	485,299,990	485,299,990	485,299,990	485,299,990
Shares used in the calculation of diluted EPS	496,080,590	485,299,990	490,690,290	485,299,990

Investment

On October 1, 2004, an investment partnership was terminated and Marugin received $566,705 resulting in a gain from this investment in the amount of $497,680 during the three and six months ended December 31, 2004, which is included in other income in the accompanying consolidated statement of operations and comprehensive income (loss).

NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2005, property and equipment consisted of the following:

Land	$14,181,430
Buildings and improvements	25,807,850
Leasehold improvements	14,345,663
Pachinko machines and computer equipment	24,068,605
Construction in progress	500,679
78,904,227
Less accumulated depreciation	(37,782,331)

$41,121,896

Machine Impairments

During the six months ended December 31, 2005 and 2004, the Company impaired and retired pachinko and pachislot machines prior to the end of their useful lives resulting in losses of $860,481 and $802,281 respectively.  During the three months ended December 31, 2005 and 2004, the Company impaired and retired pachinko and pachislot machines prior to the end of their useful lives resulting in losses of $262,451and $242,554, respectively.

Depreciation

Depreciation expense charged to operations related to property and equipment during the six months ended December 31, 2005 and 2004 was $3,768,354, and $3,311,445, respectively.

NOTE 4 – CERTAIN BALANCE SHEET ITEMS

Assets

At December 31, 2005, prepaid expenses and other consisted of the following:

Prepaid interest - current	$270,553
Prepaid rent	102,295
Professional fees	20,000
Other	88,820

$481,668

At December 31, 2005, deposits and other assets consisted of the following:

Deposits	$1,280,151
Unamortized interest swap cost	743,286
Debt issue costs	420,180
Long-term saving accounts	217,550
Prepaid interest non-current	42,633
Other	39,105

$2,742,905

Accrued Liabilities

At December 31, 2005, accrued liabilities consisted of the following:

Sales tax payable	$196,336
Salaries and related benefits	110,272
Deferred revenue	102,502
Business taxes payable	100,008
Professional fees	69,000
Other	7,253

$585,371

At December 31, 2005, non-current accrued liabilities consisted of the following:

Asset retirement obligations	$1,173,009
Interest swap liability	694,368
Benefit plan obligation	199,126

$2,066,503

NOTE 5 - LONG-TERM DEBT

Long-Term Debt

Long-term debt at December 31, 2005, consisted of the following:

Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $7,074 to $42,412, interest at 2.875%-3.325% per annum, due 2006 through 2014, secured by land and buildings, guaranteed by officers.	$3,772,907

Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $3,037 to $70,744, interest at 2.30%-3.375% per annum, due 2006 through 2012, secured by land and buildings, guaranteed by officers.	6,380,541

Loans payable to lease company, payable monthly in principal and interest installments of $25,447 and $45,116, interest at 2.2% and 3.6% per annum, due 2006 through 2012, secured by building, guaranteed by officers.	3,892,672

Notes payable to commercial bank, lump sum due in February 2007, interest only at 2.5% per annum, secured by land and buildings, guaranteed by officers.	9,720,926

Bond payable to commercial bank, payable semiannually in principal of $424,124, coupon interest at 0.9% per annum, due 2006 through 2011, with a lump-sum payment of $848,248 in March 2011, unsecured. See interest swap agreements discussed below.	5,089,490

Bond payable to commercial bank, payable semiannually in principal of $318,093, coupon interest at 0.21% per annum at first interest payment and TIBOR + 0.1% at thereafter, guarantee fee at 1.1%, due 2006 through 2012, with a lump-sum payment of $106,031 in December 2012.	4,241,242

Loans payable to commercial bank, payable monthly in principal and interest installments from $4,241 to $28,247, interest at 2.5% and 3.75% per annum, due 2006 through 2012, unsecured, guaranteed by officers.	3,012,461

Loan payable to commercial bank, payable monthly in principal and interest installments of $4,920, interest at 4.5% per annum, due 2006 through 2008, unsecured, guaranteed by officers.	139,452

Loans payable to commercial bank, payable monthly in principal and interest installment of $28,272, interest at 3.5% per annum, due 2006 through 2010, unsecured, guaranteed by officers.	1,470,320

Loans payable to commercial bank, monthly in principal and interest installment of $25,447, interest at 2.425% per annum, due 2006 through 2007, unsecured, guaranteed by officers.	627,704

Loans payable to commercial bank, payable monthly in principal and interest installments from $42,412 to $50,895, interest at 2.625% per annum, due January 2006 through July 2006, unsecured.	305,369
Total long-term debt	38,653,084

Less current portion of long-term debt	(7,742,956)

Long-term debt, net of current portion	$30,910,128

Bonds payable

In December 2005, the Company entered into an additional bond agreement with a commercial bank totaling approximately $4,300,000.  The bond bears variable interest at approximately TIBOR plus 0.1% and guarantee fee at 1.1% per annum and is due in seven (7) years.  The Company incurred bond commission fees of $239,376, which are amortized over the term of the debt using the effective interest method.

The Company’s obligations are collateralized by substantially all of the Company’s assets.  As a common practice in Japan, the Company’s collateral is not allocated to each commercial bank loan.  Rather, the commercial banks hold an interest in substantially all of the Company’s assets together; there are no first or second positions.  Upon default of the loans, the Company’s assets would be liquidated and the proceeds from the liquidation would be distributed to the commercial banks based on liquidation preference.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leasehold Rights

In December 2005, the Company entered into a leasehold right agreement for a new store in Gyoda, Saitama, Japan.    In connection therewith, the initial cost of the leasehold right is approximately $1,300,000, of which the Company has paid $600,000 and the balance is due in April 2006.  The lease commences April 2006 and expires 30 years from such date.  The Company is required to pay approximately $6,000 per month during the term of the lease.  The initial cost of the lease will be amortized over the term of the lease.

Investment Banking Agreements

On January 26, 2005, management entered into an agreement for services related to seeking a reverse merger partner.  The investment banker received $15,000, and a 1.5% stock transaction fee.  In addition, the Company honored an additional 0.5% transaction fee payable to a third party in connection with the reverse acquisition.  The Company issued an aggregate of 2,121,530 shares of Class A preferred stock upon the close of a reverse acquisition transaction on December 9, 2005, valued at $2,333,683 in full satisfaction of the foregoing fees.

The Company entered into a 12-month agreement with its investment banker to raise equity capital on a best efforts basis.  Pursuant to the agreement the Company is required to pay a fee of 7% on gross proceeds raised from equity financings and 1.75% on gross proceeds raised from debt financings, however convertible debt shall be deemed equity.  In addition, in connection with any equity financing, the Company is obligated to issue a 5-year warrant to purchase a number of equity securities equal to 4% of the equity securities sold in the financing.  The exercise price of the warrant shall be equal to the purchase price in the offering.  The warrants shall be exercisable on a cashless basis and shall have demand registration rights.

NOTE 7 - SHAREHOLDERS’ EQUITY

Convertible Preferred Stock Outstanding

In connection with the reverse acquisition of HAPS, PGMI shareholders received 97,059,998 shares of Class E convertible preferred stock.  Each share is convertible into five (5) shares of common stock or a total of 485,299,940 shares.  Since PGMI experienced a change in reporting entity, such shares have been retroactively reflected as outstanding for the periods presented.

In connection with the reverse acquisition, the Company issued 2,121,530 shares of Class A preferred stock for fees to its investment banker in representation of the transaction.  Each share of Class A preferred stock is convertible into five (5) shares of common stock.  Management determined the fair value of the underlying common stock to be $0.22 per share or $2,333,683 based on the average of the closing price of the common stock 15 days before and after the announcement of the transaction.

Common stock

The Company issued 534,900 shares of common stock to settle $105,892 of account payable after the acquisition on December 9, 2005, at $0.17 per share.

In connection with the reverse acquisition on December 9, 2005, the shareholders of HAPS retained 3,018,760 shares of Class A preferred stock and 19,381,060 shares of common.  As discussed above, each share of Class A preferred is convertible into five (5) shares of common stock.  These shares of Class A preferred stock and common stock are reflected as issued on December 9, 2005, as a result of the change in reporting entity.

NOTE 8 - GAMING OPERATIONS

The Company derives revenue primarily from the operation of pachinko and pachislot games.  The Company is subject to annual licensing requirements established by the Prefectural Public Safety Commission.  The Company must renew this license yearly to operate.  The Company pays sales taxes of 5% of net revenues.

A summary of gross wagers, less winning patron payouts, for the three months ended December 31, 2005 and 2004 are as follows:

	2005	2004
Gross Wagers	$45,217,511	$42,997,089
Patron Payouts	(40,320,889)	(38,573,783)
Gaming Revenues	$4,896,622	$4,423,306

A summary of gross wagers, less winning patron payouts, for the six months ended December 31, 2005 and 2004 are as follows:

	2005	2004
Gross Wagers	$93,851,498	$88,593,240
Patron Payouts	(83,049,842)	(79,182,363)
Gaming Revenues	$10,801,656	$9,410,877

NOTE 9 – SUBSEQUENT EVENTS

Consulting Agreements

On January, 1, 2006, management entered into two (2) consulting agreements to receive investor relations and communications services for a period of six (6) months at an aggregate cost of $6,000 per month.

Directors Agreement

On January, 1, 2006, management entered into a director agreement for a period of one year, renewable annually by mutual consent if the director is re-elected.  In connection therewith, the Company will pay the director a retainer of $1,500 per month plus $500 per meeting attended and reimbursement of out of pocket expenses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Form 10-QSB contains forward-looking statements based on our current expectations. In some cases, you can identify these statements by terminology such as “may”, “should”, “plans”, “believe”, “will”, “anticipate”, “estimate”, “expect”, or “intend”, including their opposites or similar phrases or expressions.  You should be aware that these statements are projections or estimates as to future events and are subject to a number of factors that may tend to influence the accuracy of the statements.  These forward-looking statements should not be regarded as a representation by the Company or any other person that the events or plans of the Company will be achieved.  Actual results may differ materially from these forward looking statements.

To gain a better understanding of the risk factors that may tend to influence the accuracy of our forward looking statements, we recommend that you read the risk factors identified in the Company’s Form 8-K filed with the Securities and Exchange Commission on December 9, 2005.  Although we believe that the risks described in the Form 8-K represent all material risks currently applicable to us, additional risks and uncertainties not presently known to us or that are currently not believed to be important to us may also affect our actual future results and could harm our business, financial condition and results of operations.

Overview

Through our subsidiaries, we own and operate thirteen pachinko stores as of December 2005, which is our primary operating business.  We opened our thirteenth store in July 2004 and fourteenth store in March 2005; both of the new stores are our largest with 560 machines, each. We closed one store in July 2005 which was unprofitable which operated 138 machines. We plan to close additional older stores in the next 24 months, as well as open new stores.  We plan to open our next new store in August 2006.  We operated a total of 4,298 and 3,876 Pachinko and Pachislot machines as of December 31, 2005 and 2004, respectively, an increase of 10.9% in 2005 over the prior year. We plan to leverage our expertise and capitalize on new development opportunities to expand our operations in Japan.

Reverse Acquisition

As mentioned at Note-1 to the financial statements, on December 9, 2005, pursuant to an Agreement and Plan of Reorganization dated October 27, 2005 by and among HAPS , PGMI, a Delaware corporation and all of the stockholders of PGMI, HAPS acquired all of the issued and outstanding shares of PGMI in exchange for an aggregate of 97,059,998 shares of HAPS Class E Preferred Stock.  Each share of Class E preferred stock is convertible into five shares of HAPS common stock, commencing on the date which is three years from the date of their original issuance (or December 9, 2008).  As a result of this transaction, PGMI is a wholly-owned subsidiary, and the PGMI stockholders own approximately 91.5% of HAPS’s voting stock, on a fully-diluted basis.  In addition, each share of Class E Preferred Stock is entitled to five (5) votes.  No dividends shall accrue under the Class E preferred stock.

We incurred a 2% merger fee paid in the form of Class A preferred stock in connection with this transaction valued at approximately $2.3 million and charged to expense.  Management established the value based on an average of the closing ask price of our common stock 15 days before and after the announcement of the transaction.

At the time of acquisition, HAPS had no revenues and no assets; liabilities amounted to $105,892.  It was considered a blank-check company prior to the acquisition.  The acquisition of PGMI by HAPS was accounted for as a reverse acquisition, whereby the assets and liabilities of PGMI are reported at their historical costs.  The effects of shareholders’ equity are reported as a recapitalization.  No goodwill was recorded in connection with the reverse acquisition since there is no business.  The reverse acquisition resulted in a change in reporting entity of HAPS for accounting and reporting purposes.

The unaudited pro forma balance sheet data is not significant because of the lack of operating assets and liabilities of HAPS. The pro forma results of operations, assuming the acquisition was completed at the beginning of the reporting period, would have caused our net losses to increase, but not materially, because of the limited operating losses reported by HAPS.

Restatement

We estimate depreciation expense to be recorded annually at the beginning of the year and we modify our estimates based on operating conditions.  We unintentionally underreported depreciation expense for the three months ended September 30, 2004 by an estimated amount of $250,000, which we believe constitutes an error, because we did not accurately prepare our estimates for the first fiscal quarter of 2005.  We have estimated depreciation expense for the six months ended December 31, 2005, quarterly. We will continually face machine turnover and constant changes to our estimates.   We expect to improve our systems over the next 12 months in order to enhance our reporting abilities.

Results of Operations

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Operating Revenues and Costs

A summary of our gaming revenues for the three months ended December 31, 2005 and 2004 are as follows:

	2005		2004
	Amount	Percentage	Amount	Percentage
Patron wagers (pay-ins)	$45,217,511	100.0%	$42,997,089	100.0%
Patron payouts	(40,320,889)	(89.2)	(38,573,783)	(89.7)
Gaming revenues	$4,896,622	10.8%	$4,423,306	10.3%

Consistent with the gaming industry, we report our revenues as the net of wagers less payouts.  During the three months, our gaming revenues increased from $4,423,306 in 2004 to $4,896,622 in 2005, an increase of 10.7%.

Our gross wagers increased by $2,220,422 or 5.2% from the three months ending December 31, 2004 to $45,217,511  in the three months ending December 31, 2005.  The new store that opened in March 2005 contributed $9,535,552 to the increase in wagers, while eight stores decreased their wagers by $3,160,621 compared with in the three months ended December 31, 2004 mainly due to high competition. The impact of closed store in July 2005 was a decrease of $145,788 in wagers.

Our payouts increased by $1,747,106 or 4.5% from the three months ending December 31, 2004 to $40,320,889 in the three months ending December 31, 2005.  Our payouts as a percentage of wagers slightly decreased from 89.7% in 2004 to 89.2% in 2005.

Cost of Revenues

Costs of revenues as a percentage of total revenues for the three months ended December 31, 2005 and 2004 are as follows:

	2005	2004
Depreciation	37.0%	32.8%
Salaries and Wages	23.4%	24.5%
Facilities and other	22.2%	29.2%
Impairment of property and equipment	4.9%	4.9%
Total cost of revenues	87.5%	91.4%

Cost of revenues for the three months ended December 31, 2005 increased by $142,469 or 3.2 % from $4,509,546 to $4,652,015 compared to the three months ended December 31, 2004.   As a percentage of revenues, our costs in the three months ended December 31, 2005 decreased to 87.5% from 91.4% for the three months ended December 31, 2004. The large contributor to this decrease was our overhead costs due to our improved overhead cost management. Depreciation increased by $350,093 or 21.6% to $1,967,680 for the three months ended December 31, 2005 from $1,617,587 in 2004 due to the initial accelerated depreciation of our machines at the new store that opened in March 2005.

Marketing and Advertising Expense

We incurred $229,520 and $220,561 of marketing and advertising expenses which represent 4.3% and 4.5% of revenues for the three months ended December 2005 and 2004, respectively. The high percentages against the total revenue are mainly due to the additional advertising associated with the opening of new stores.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2005 decreased by $44,606 or 6.4% to $651,441 from $696,047 for the three months ended December 31, 2004. General and administrative expenses for the three months ended December 31, 2005 constituted 12.3% of revenues in comparison to 14.1 % for the three months ended December 31, 2004.

Other Income and Expenses

Interest expense increased by $58,892 to $418,034 in the three months ended December 31, 2005, from $359,142 for the three months ended December 31, 2004, an increase of 16.4%.  The increase in interest expense is attributable to the increase in long-term loans and lease contracts used to make improvements to leased properties and acquire equipment in new stores.

On December 9, 2005, we incurred a 2% of merger fee paid in the form of Class A preferred stock in connection with the reverse acquisition valued at $2,333,683 and charged to expense. The value was established based on an average of the closing ask price of our common stock for the 15 days before and after the announcement of the transaction.

In 1995, we entered into a partnership with an unrelated party, which operated an airplane rental.  We invested approximately $500,000 for a 6.9% interest in the partnership, subject to capital-call provisions in the event additional cash was required to fund the partnership.  We accounted for this investment under the equity method of accounting, whereby we recorded its pro-rata share of income and losses.  We had an obligation to provide additional capital if notice was given.  In the event our pro-rata losses exceeded our investment, we accrued such losses.  On October 1, 2004, the partnership was terminated and we received $566,705 resulting in a gain from this investment in the amount of $497,680 which was reflected in fiscal year 2004.

Income Taxes

Benefit for income taxes decreased by $90,527 for the three months ended December 31, 2005, from $236,600 to $146,073. The effective tax rate against loss before income tax decreased to 5.1% for the three months ended December 31, 2005 from 68.9% for the three months ended December 31, 2004.  The decrease in effective tax rate was attributable to the allowance to fully write off the tax benefit of a net operating loss of approximately$2,598,000 incurred in USA for the three months ended December 31, 2005.

Net Loss

We generated a net loss for the three months ended December 31, 2005 of $2,711,830 versus $106,635 for the three months ended December 31, 2004.  This increase in net loss can be attributed to an approximate $2,333,000 stock-based merger fee charged to expense for the three months ended December 31, 2005, as well as revenue declines experienced at certain of our older stores.  We have controlled our expenses in 2005 in an effort to improve our operating results.

Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004

Operating Revenues and Costs

A summary of the gaming revenues for the six months ended December 31, 2005 and 2004 are as follows:

	2005		2004
	Amount	Percentage	Amount	Percentage
Patron wagers (pay-ins)	$93,851,498	100.0%	$88,593,240	100.0%
Patron payouts	(83,049,842)	(88.5)	(79,182,363)	(89.4)
Gaming revenues	$10,801,656	11.5%	$9,410,877	10.6%

During the six months ended December 31, our gaming revenues increased from $9,410,877 in 2004 to $10,801,656 in 2005, an increase of 14.8%.

Our gross wagers increased by $5,258,258 or 5.9% from the six months ending December 31, 2004 to $93,851,498  in the six months ending December 31, 2005.  The new store that opened in March 2005 contributed $19,528,039 to the increase in wagers, while nine stores decreased their wagers by $10,101,139 compared with the six months ended December 31, 2004 mainly due to high competition. The impact of the closed store in July 2005 was a decrease of $304,212 in wagers. Our total number of pachinko and pachislot machines was 4,298 at December 31, 2005.

Our payouts increased by $3,867,479 or 4.9% from the six months ending December 31, 2004 to $83,049,842 in the six months ending December 31, 2005.  Our payouts as a percentage of wagers slightly decreased from 89.4% in 2004 to 88.5% in 2005.

Cost of Revenues

Costs of revenues as a percentage of total revenues for the six months ended December 31, 2005 and 2004 are as follows:

	2005	2004
Depreciation	31.9%	31.0%
Salaries and Wages	20.8%	23.7%
Facilities and other	22.0%	28.5%
Impairment of property and equipment	7.4%	7.8%
Total cost of revenues	82.1%	91.0%

Cost of revenues for the six months ended December 31, 2005 increased by $145,245 or 1.5 % from $9,404,404 to $9,549,649 compared to the six months ended December 31, 2004.   As a percentage of revenues, our costs in the six months ended December 31, 2005 decreased to 82.1% from 91.0% for the six months ended December 31, 2004. The large contributor to this decrease was overhead costs due to our improved overhead cost management. Depreciation increased by $497,249 or 15.5% to $3,706,865 for the six months ended December 31, 2005 from $3,209,616 in 2004 due to the initial accelerated depreciation of our machines at the new store that opened in March 2005.

Marketing and Advertising Expense

We incurred $494,895 and $471,680 of marketing and advertising expenses which represent 4.3% and 4.6% of revenues for the six months ended December 2005 and 2004, respectively. The high percentages against the total revenue are mainly due to the additional advertising associated with the opening of new stores.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2005 increased by $92,928 or 7.3% to $1,374,663 from $1,281,735 for the six months ended December 31, 2004. General and administrative expenses for the six months ended December 31, 2005 constituted 11.8% of revenues in comparison to 12.4 % for the six months ended December 31, 2004.

Other Income and Expenses

Interest expense increased by $85,681 to $854,431 in the six months ended December 31, 2005, from $768,750 for the six months ended December 31, 2004, an increase of 11.2%.  The increase in interest expense is attributable to the increase in long-term loans and lease contracts used to make improvements to leased properties and acquire equipment in new stores.

As mentioned at Note-1 to the financial statements, we incurred a 2% of merger fee in the form of Class A preferred stock in connection with the reverse acquisition valued at $2,333,683 and charged to expense. The value was established based on an average of the closing ask price of our common stock for the 15 days before and after the announcement of the transaction.

Income Taxes

Benefit for income taxes decreased by $336,927 for the six months ended December 31, 2005, from $389,466 to $52,539. The effective tax rate against loss before income tax decreased to 1.9% for the six months ended December 31, 2005 from 38.8% for the six months ended December 31, 2004.  The decrease in effective tax rate was attributable to the allowance to fully write off the tax benefit of a net operating loss of approximately$2,598,000 incurred in USA for the six months ended December 31, 2005.

Net Income ( Loss)

We generated a net loss for the six months ended December 31, 2005 of $2,693,729 versus $613,744 for the six months ended December 31, 2004.  This increase in net loss can be attributed to an approximate $2,333,000 stock based merger fee charged to expense for the six months ended December 31, 2005.

Liquidity and Sources of Capital

Cash Flows

During the six months ended December 31, 2005 and 2004, we provided $4,651,871 and $1,229,289 respectively, of cash flows from operating activities.  Our cash provided by operating activities during the six months ended December 31, 2005 and 2004, included non-cash depreciation and impairment losses aggregating $4,751,033 and $4,273,915 respectively. Our net increase in cash generated from operating activities in the six months ended December 31, 2005 relates primarily to a decrease in cash used to pay vendors as compared to the six months ended December 31, 2004.

During the six months ended December 31, 2005 and 2004, we used cash of $5,112,023 and provided cash of $4,819,464 respectively on investing activities.  During the six months ended December 31, 2005, we spent approximately $3,878,485 for capital additions mainly purchasing pachinko machines. $203,240 and $2,858,132 of property and equipment were acquired under capital lease contracts during the six months ended December 31, 2005 and 2004.

During the six months ended December 31, 2005, we provided cash of $1,284,232 in financing activities.  During this period, we borrowed $5,758,891 from five banks, and we repaid debt totaling $3,411,664.  We used funds for purchasing pachinko machines and increased working capital.  In fiscal 2004, we used cash in our financing activities in the amount of $5,198,040.  We borrowed $3,546,758 and repaid long-term debt of $8,063,956 during the six months ended December 31, 2004. $1,009,352 and $630,768 of lease obligations were repaid during the six months ended December 31, 2005 and 2004, respectively.

Liquidity

As of December 31, 2005, the Company has a working capital deficit totaling $733,857. We have $7,742,956 in current portion of long-term debt to be repaid within one year. We have good relations with our banks in Japan.  We believe PGMI will continue its growth and generate positive cash flows from operations to fund its daily operations and service its debt obligations.  We have also engaged the services of an investment banker to assist us in raising $1 million to $3 million in the form of either equity or debt.  There are no assurances that we will be successful in our plans or will be able to raise money through the investment banker.  No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty about obtaining cash required to pay obligations as they come due.  Our independent registered public accounting firm has included an explanatory paragraph in their report on our consolidated financial statements ended June 30, 2005, regarding substantial doubt about our ability to continue as a going concern because of these matters.

Our level of indebtedness presents other risks to investors, including the possibility that we may be unable to generate cash sufficient enough to pay the principal of and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations.

Critical Accounting Policies

Our significant accounting policies are included in Note 2 of our Consolidated Financial Statements included elsewhere in this Report. These policies, along with the underlying assumptions and judgments made by our management in their application, have a significant impact on our consolidated financial statements.

Impairment of Long-Lived Assets and Intangibles

We review the carrying value of our long-lived assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable annually. Unforeseen events and changes in circumstances and market conditions and material differences in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties. Fair value can be estimated utilizing a number of techniques including quoted market prices, prices for comparable assets, or other valuation processes involving estimates of cash flows, multiples of earnings or revenues.  For land impairments, we have used government prefecture estimated fair values, which they use for assessing taxes.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the bases used for financial reporting and income tax reporting of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have provided valuation allowances because we feel that certain deferred tax assets generated in the United States will not be recovered through future operations.

Interest Rate Swap Agreements

Interest swap agreements and the related hedged debt are considered ineffective against changes in the fair value of the debt due to changes in the benchmark interest rates over their terms, as provided by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  We do not have an established formal risk management policy with respect to the use of derivative instruments, and the related term and notional amounts of the interest swap agreements do not coincide with the debt financed.  The fair value of the swaps is carried as an asset or a liability in the consolidated balance sheet and the changes is recorded as a gain or loss to operations.  The fair values of PGMI’s interest rate swaps are the estimated amounts it would receive or pay to terminate the agreements as of the reporting date as determined by the bank. As of December 31, 2005, the fair value of the outstanding swaps liability was $694,368.

ITEM 3.     CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-QSB.  Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures need improvement to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the requisite time periods.

In connection with its review of the our consolidated financial statements for the year ended June 30, 2005, McKennon, Wilson & Morgan LLP, the Company’s independent accountants, advised management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions.  McKennon, Wilson & Morgan LLP indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. We considered these matters in connection with the quarter-end closing of accounts and preparation of financial statements as and for the quarter ended December 31, 2005 and determined that no prior period financial statements were materially affected by such matters.

In response to the observations made by McKennon, Wilson & Morgan LLP, we will proceed more expeditiously with our existing plan to enhance our internal controls and procedures, which we believe addresses each of the matters raised by, McKennon, Wilson & Morgan LLP.

PART II OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 2.          CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

During December 2005 we issued an aggregate of 534,900 shares of common stock to settle $105,892 of account payable after the acquisition on December 9, 2005, at $0.17 per share.

During the quarter ended December 31, 2005, we issued 200,000 shares of common stock upon the conversion by certain shareholders of 40,000 shares of our Class A Convertible Preferred Stock.

The above transactions were issued in reliance upon the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, on the basis that the securities were issued under circumstances not involving a public offering.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During November 2005 and the first week of December 2005, the Company obtained the written consent of its shareholders owing a majority of the outstanding voting power of the Company approving its acquisition of PGMI, Inc. pursuant to a Share Exchange Agreement.  The details of the transaction are disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2005.

ITEM 5.          OTHER INFORMATION.

None.

ITEM 6.          EXHIBITS.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAPS USA, INC.

Dated: February 21, 2006

	By:	/s/ Shinichi Kanemoto
Shinichi Kanemoto
President & Chief Executive Officer

/s/ Gakushin Kanemoto
Gakushin Kanemoto
Chief Financial Officer
(signed both as an
officer duly authorized to sign on
behalf of the Registrant and principal
financial officer and chief accounting
officer)