Form 10QSB
period 2006-03-31
PGMI, INC.
filed 2006-05-22
CIK 1127005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-32195

PGMI, INC.

(Exact name of Registrant as specified in its charter)

Utah	87-0319410
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5912 Bolsa Avenue, Suite 108, Huntington Beach, California	92649
(Address of principal executive offices)	(Zip Code)

(714) 895-7772

(Registrant’s telephone number, including area code)

HAPS USA, INC.

(Former name, former address and former fiscal year if changed since last reported)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, no par value	20,600,646 shares of common stock as May 22, 2006

Transitional Small Business Disclosure Format (Check one):

Yes ☐    No ☒.

PGMI, INC.

The terms “we,” “us,” “our,” “the Company,” and “PGMI,” as used in this Report on Form 10-QSB refers to PGMI, Inc., a Utah Corporation, and its wholly-owned subsidiary, Marugin International, Inc., a corporation formed under the laws of Japan.

i

PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

PGMI, INC. AND SUBSIDIARIES

(FORMERLY HAPS USA, INC.)

PGMI, INC. AND SUBSIDIARIES

(FORMERLY HAPS USA, INC.)

CONSOLIDATED BALANCE SHEET

March 31, 2006
(Unaudited)
ASSETS (Note 5)
Current assets:
Cash	$12,138,789
Time deposits	1,719,836
Inventories	634,229
Cash surrender value of life insurance	618,046
Deferred income taxes	130,751
Prepaid expenses and other (Note 4)	567,232
Total current assets	15,808,883
Property and equipment, net (Note 3)	40,074,817
Deferred income taxes	1,472,625
Deposits and other assets (Note 4)	2,754,425
Total assets	$60,110,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,567,548
Accrued liabilities (Note 4)	636,140
Current portion of long-term debt (Note 5)	7,761,935
Current portion of capital lease obligations	1,703,512
Current portion of loan payable to shareholders	91,845
Total current liabilities	11,760,980
Long-term debt, net of current portion (Note 5)	35,168,203
Capital lease obligations, net of current portion	3,551,152
Non-current accrued liabilities (Note 4)	1,575,465
Loan payable to shareholders, net of current portion	596,990
Total liabilities	52,652,790

Commitments and contingencies (Note 6)

Shareholders’ Equity (Note 7):
Preferred stock, no par value, 150,000,000 shares authorized:
Class A convertible preferred stock, 6,000,000 shares designated, 5,040,053 shares issued and outstanding	2,333,683
Class B convertible preferred stock, 5,000,000 shares designated, no shares issued and outstanding	—
Class C convertible preferred stock, 1,200,000 shares designated, no shares issued and outstanding	—
Class E convertible preferred stock, 116,595,760 shares designated, 97,059,998 shares issued and outstanding	2,115,915
Common stock, no par value, 750,000,000 shares authorized, 20,560,646 shares issued and outstanding	105,892
Restricted retained earnings	106,966
Unrestricted retained earnings	2,658,794
Accumulated other comprehensive income	136,710
Total shareholders’ equity	7,457,960
Total liabilities and shareholders’ equity	$60,110,750

See accompanying notes to these consolidated financial statements

PGMI, INC. AND SUBSIDIARIES

(FORMERLY HAPS USA, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Gaming (Note 8)	$6,536,236	$6,548,366	$17,337,892	$15,959,243
Food, beverage and other	483,450	326,714	1,320,141	1,250,500
Total revenues	7,019,686	6,875,080	18,658,033	17,209,743

COST OF REVENUES:
Salaries and wages	1,057,961	1,129,803	3,481,814	3,578,319
Depreciation	2,721,808	2,967,045	6,428,673	6,176,661
Facilities and other	1,297,080	1,595,183	3,855,530	4,539,174
Impairments (Note 3)	410,932	757,730	1,271,413	1,560,011
Total cost of revenues	5,487,781	6,449,761	15,037,430	15,854,165

Gross profit	1,531,905	425,319	3,620,603	1,355,578

OPERATING EXPENSES:
Marketing and advertising	210,093	346,647	704,988	818,327
General and administrative	942,715	1,180,973	2,317,378	2,462,708
Total operating expenses	1,152,808	1,527,620	3,022,366	3,281,035

Operating income (loss)	379,097	(1,102,301)	598,237	(1,925,457)

OTHER INCOME (EXPENSE):
Reverse acquisition fees	—	—	(2,333,683)	—
Interest income	23	56	461	1,790
Interest expense	(525,298)	(489,153)	(1,379,729)	(1,257,903)
Other income	544,541	376,645	766,923	967,984
Other expense	—	(527)	(114)	(4,904)
Total other income (expense), net	19,266	(112,979)	(2,946,142)	(293,033)

Income (loss) before provision (benefit) for income taxes	398,363	(1,215,280)	(2,347,905)	(2,218,490)

Provision (benefit) for income taxes (Note 9)	236,505	(339,850)	183,966	(729,316)

NET INCOME (LOSS)	$161,858	$(875,430)	$(2,531,871)	$(1,489,174)

Change in foreign currency translation	(28,967)	(399,035)	(532,281)	92,155

COMPREHENSIVE INCOME (LOSS)	$132,891	$(1,274,465)	$(3,064,152)	$(1,397,019)
Basic income (loss) per common share (Note 2)	$0.01	$ N/A	$(0.31)	$ N/A
Basic income (loss) per common share (Note 2)	$0.00	$ N/A	$(0.31)	$ N/A

Weighted average number of equivalent common shares (Note 2):
Basic	20,338,324	N/A	8,287,058	N/A
Dilutive	530,838,579	N/A	8,287,058	N/A

See accompanying notes to these consolidated financial statements

PGMI, INC. AND SUBSIDIARIES

(FORMERLY HAPS USA, INC.)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Class A Convertible Preferred Stock		Class E Convertible Preferred Stock		Common Stock		Restricted Retained	Unrestricted Retained	Accumulated Other Comprehensive
(Note 7)	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Earnings	Income	Totals
Beginning balances,
Class E Preferred shares issued to PGMI, Inc. shareholders in reverse acquisition	—	$—	97,059,998	$2,115,915	—	$—	$106,966	$5,296,557	$668,991	$8,188,429
Shares retained by existing shareholders after reverse acquisition, as restated	3,153,923	—	—	—	18,848,746	—	—	(105,892)	—	(105,892)
Class A Preferred shares issued for reverse acquisition transaction fee	2,121,530	2,333,683	—	—	—	—	—	—	—	2,333,683
Conversion of Class A Preferred shares into common stock	(235,400)	—	—	—	1,177,000	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—	—	(532,281)	(532,281)
Common stock issued for settlements of accounts payable	—	—	—	—	534,900	105,892	—	—	—	105,892
Net loss	—	—	—	—	—	—	—	(2,531,871)	—	(2,513,871)
Balances March 31, 2006	5,040,053	$2,333,683	97,059,998	$2,115,915	20,560,646	$105,892	$106,966	$2,658,794	$136,710	$7,457,960

See accompanying notes to these consolidated financial statements

PGMI, INC. AND SUBSIDIARIES

(FORMERLY HAPS USA, INC.)

CONSOLIDATED FINANCIAL STATEMENTS OF CASH FLOWS

	For the Nine Months Ended March 31, 2006	For the Nine Months Ended March 31, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,531,871)	$(1,489,174)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion expense	6,798,853	6,497,920
Impairment of property and equipment	1,271,413	1,560,011
Gain on interest swap contracts	(629,377)	(292,392)
Merger related expenses	2,333,683	—
Changes in operating assets and liabilities:
Inventories	(80,789)	(293,151)
Deferred income taxes	182,475	(730,825)
Prepaid expenses and other	257,730	95,493
Accounts payable	(396,855)	(2,473,222)
Accrued liabilities	(336,410)	329,458
Net cash provided by operating activities	6,868,852	3,204,118

Cash flows from investing activities:
Capital expenditures	(5,611,582)	(7,072,266)
Time deposits and restricted cash	(979,868)	5,688,827
Other assets	(592,283)	(568,322)
Net cash used in investing activities	(7,183,733)	(1,951,761)

Cash flows from financing activities:
Payments on capital lease obligations	(1,511,582)	(331,256)
Borrowings of long-term debt	12,136,985	9,673,669
Payments on long-term debt	(5,685,941)	(9,231,650)
Payments on loan payable to shareholders	(23,460)	(75,892)
Net cash provided by financing activities	4,916,002	34,871

Foreign currency effect on cash	(419,327)	(59,960)

Net increase in cash	4,181,794	1,227,268

Cash, beginning of period	7,956,995	6,163,096

Cash, end of period	$12,138,789	$7,390,364

Non-cash investing and financing transactions:
Purchases of equipment under capital leases	$201,668	$4,611,646
Increase in property and equipment from asset retirement obligations	—	801,893
Accounts payable settled in Common Stock	$105,892	—
Cash paid for :
Interest	$1,274,235	$1,654,570
Income taxes	—	—

See accompanying notes to these consolidated financial statements

PGMI, INC. AND SUBSIDIARIES

(FORMERLY HAPS USA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

Organization

PGMI, Inc., formerly HAPS USA, Inc. (“PGMI” or the “Company”), on December 9, 2005, pursuant to an Agreement and Plan of Reorganization dated October 27, 2005 (the “Agreement”) by and among HAPS USA, Inc. (“HAPS”) and PGMI, Inc. acquired all of the issued and outstanding shares of PGMI in exchange for an aggregate of 97,059,998 shares of HAPS Class E Preferred Stock.  Each share of Class E preferred stock is convertible into five shares of HAPS common stock, commencing on the date which is three years from the date of their original issuance (or December 9, 2008). As a result of this transaction, PGMI is a wholly-owned subsidiary, and the PGMI stockholders own approximately 91.5% of HAPS’ voting stock, on a fully-diluted basis. At the time of acquisition, HAPS had no revenues and no assets or liabilities.  It was considered a blank-check company prior to the acquisition.  The acquisition of PGMI by HAPS will be accounted for as a reverse acquisition, whereby the assets and liabilities of PGMI are reported at their historical cost.  The effects of shareholders’ equity are reported as a recapitalization.  No goodwill was recorded in connection with the reverse acquisition.  The reverse acquisition resulted in a change in reporting entity of PGMI for accounting and reporting purposes.  In March 2006 the Company changed its name from HAPS USA, Inc. to PGMI, Inc.

The unaudited pro forma balance sheet data is not significant because of the lack of operating assets and liabilities of HAPS. The pro forma results of operations, assuming the acquisition was completed at the beginning of the reporting period, would have caused our net losses to increase, but not materially, because of the limited operating losses reported by HAPS.

Business

The Company operates thirteen (13) stores and 4,796 pachinko machines as of March 31, 2006, which offer pachinko (Japanese pinball) gaming entertainment. All stores, except two, are located in the Nagano prefecture. In July 2004 and March 2005, the Company opened its two largest stores with 560 machines each. In July 2005, the Company closed its smallest store which operated 138 machines. The closing did not have a significant impact on the Company’s financial statements. In addition, the Company receives income from cigarettes, non-alcoholic beverages and sundry items, as well as one small batting cage and a bowling alley. Japanese law regulates Pachinko gaming and the local police enforce laws. Pachinko gaming is one of the largest business segments in Japan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates. The results of operations for the three and nine months ended March 31, 2006, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Going Concern Considerations

The Company has incurred losses during the nine months ended March 31, 2006 and 2005. The Company has significant amounts of debt and has a high debt to equity ratio. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has refinanced certain of its debts to reduce amounts due within 12 months. As a result, as of March 31, 2006, the Company has a working capital totaling $4,047,903 versus a working capital deficit as of December 31, 2005 of $733,857.   Furthermore, management has reduced operating expenses in an effort to restore profitability. As a result, the Company generated net income of $161,858 during the three months ended March 31, 2006. Management plans to continue to monitor its operating expenses, as it opens new stores in fiscal 2007. Management believes the Company will continue its growth and generate positive cash flows from operations to fund its daily operations and service its debt obligations.  There are no assurances that we will be successful in our plans.  No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty about obtaining cash required to pay obligations as they come due.

Per Share Information

The Company presents basic earnings per share (“EPS”) and diluted EPS on the face of all statements of operations. Basic EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issue able through stock options, warrants, and other convertible securities that are exercisable during or after the reporting period. In the event of a net loss, such incremental shares are not included in EPS since their effects are anti-dilutive.

The following table sets forth the computation of diluted weighted average shares outstanding for the three months ended March 31, 2006:

Weighted average shares of common stock outstanding - basic	20,338,324
Effect of convertible preferred stock:
Class A	25,200,265
Class E	485,299,990
Weighted average shares of common stock outstanding - dilutive	530,838,579

The computation of diluted earnings per share for the three months ended March 31, 2006, includes the effects of Class A and Class E convertible preferred stock. Such amounts were not included in the computation of basic earnings per share since the Class A and Class E convertible preferred stock do not participate in the earnings, dividends or undistributed earnings of the Company. There were no adjustments required to net income for the three months ended March 31, 2006 for the computation of dilutive earnings per share.

The following is a table of common stock equivalents for the three months ended March 31, 2005, and the nine months ended March 31, 2006 and 2005, that were not considered in the calculation of diluted net loss per share as the effects would have been anti-dilutive.

	For the Three Months	For the Nine Months Ended
	March 31, 2005	March 31, 2006	March 31, 2005
Effects of class A convertible preferred	—	25,200,265	—
Effects of class E convertible preferred	485,299,990	485,299,990	485,299,990
Shares not used in the calculation of diluted EPS	485,299,990	510,500,255	485,299,990

NOTE 3 - PROPERTY AND EQUIPMENT

At March 31, 2006, property and equipment consisted of the following:

Land	$14,217,612
Buildings and improvements	25,311,336
Leasehold improvements	14,417,687
Pachinko machines and computer equipment	23,702,168
Construction in progress	1,451,161
79,099,964
Less accumulated depreciation	(39,025,147)
$40,074,817

Machine Impairments

During the nine months ended March 31, 2006 and 2005, the Company impaired and retired pachinko and pachislot machines prior to the end of their useful lives resulting in losses of $1,271,413 and $1,560,011, respectively. During the three months ended March 31, 2006 and 2005, the Company impaired and retired pachinko and pachislot machines prior to the end of their useful lives resulting in losses of $410,932 and $757,730, respectively.

Depreciation

Depreciation expense charged to operations related to property and equipment during the nine months ended March 31, 2006 and 2005 was $6,522,391 and $6,333,646, respectively. Depreciation expense charged to operations related to property and equipment during the three months ended March 31, 2006 and 2005 was $2,754,037 and $3,022,201, respectively.

Construction in Progress

During the nine months ended March 31, 2006, the Company entered into various contracts to build three (3) new stores which are planned to be open during the first and second quarters of fiscal year ending June 30, 2007. During the nine months ended March 31, 2006, the Company incurred costs of $1,451,161 with respect to such planned new stores.

NOTE 4 – CERTAIN BALANCE SHEET ITEMS

Assets

At March 31, 2006, prepaid expenses and other consisted of the following:

Prepaid interest - current	$375,486
Prepaid rent	102,554
Advance to employees	45,242
Professional fees	20,000
Prepaid income taxes	14,155
Other	9,7955

$567,232

At March 31, 2006, deposits and other assets consisted of the following:

Deposits	$1,033,344
Unamortized interest swap cost	638,787
Debt issue costs	695,433
Long-term saving accounts	218,105
Prepaid interest non-current	134,171
Other	34,585

$2,754,425

Accrued Liabilities

At March 31, 2006, accrued liabilities consisted of the following:

Sales tax payable	$359,367
Salaries and related benefits	144,460
Deferred revenue	92,261
Professional fees	30,000
Other	10,052

$636,140

At March 31, 2006, non-current accrued liabilities consisted of the following:

Asset retirement obligations	$1,189,089
Interest swap liabilities	198,520
Benefit plan obligation	187,856

$1,575,465

During the nine months ended March 31, 2006, the Company’s interest swap liabilities decreased by $667,635.

During the three months ended March 31, 2006, the Company’s interest swap liabilities decreased by $495,848. Those decreases were because of favorable changes in the three-month TIBOR (Tokyo Interbank Offer Rate), and the related gain is included in other income in the accompanying consolidated statement of operations.

NOTE 5 - LONG-TERM DEBT

Long-Term Debt

Long-term debt at March 31, 2006, consisted of the following:

Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $7,074 to $42,412, interest at 2.875%-3.125% per annum, due 2006 through 2014, secured by land and buildings, guaranteed by officers	$3,442,223

Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $3,037 to $70,744, interest at 2.30%-3.05% per annum, due 2006 through 2012, secured by land and buildings, guaranteed by officers.	5,782,099

Loans payable to lease company, payable monthly in principal and interest installments of $25,447 and $45,116, interest at 2.47% and 3.6% per annum, due 2006 through 2012, secured by building, guaranteed by officers.	3,664,852

Notes payable to commercial bank, lump sum due in February 2007, interest only at 2.5% per annum, secured by land and buildings, guaranteed by officers.	9,745,727

Bond payable to commercial bank, payable semiannually in principal of $424,124, coupon interest at 0.9% per annum, due 2006 through 2011, with a lump-sum payment of $848,248 in March 2011, unsecured. See interest swap agreements discussed below.	4,677,268

Bond payable to commercial bank, payable semiannually in principal of $480,770, coupon interest at 1.54% per annum, due 2006 through 2013, with a lump-sum payment of $637,000 in March 2013, unsecured. See interest swap agreements discussed below.	6,378,093

Bond payable to commercial bank, payable semiannually in principal of $318,093, coupon interest at 0.21% per annum at first interest payment and TIBOR + 0.1% at thereafter, guarantee fee at 1.1%, due 2006 through 2012, with a lump-sum payment of $106,031 in December 2012.	4,252,062

Loans payable to commercial bank, payable monthly in principal and interest installments from $4,241 to $28,247, interest at 2.75% and 3.75% per annum, due 2006 through 2012, unsecured, guaranteed by officers.	2,776,427

Loan payable to commercial bank, payable monthly in principal and interest installments of $4,920, interest at 4.5% per annum, due 2006 through 2008, unsecured, guaranteed by officers.	125,011

Loans payable to commercial bank, payable monthly in principal and interest installment of $28,272, interest at 3.5% per annum, due 2006 through 2010, unsecured, guaranteed by officers.	1,389,038

Loans payable to commercial bank, monthly in principal and interest installment of $25,447, interest at 2.425% per annum, due 2006 through 2007, unsecured, guaranteed by officers.	527,256

Loans payable to commercial bank, payable monthly in principal and interest installment of $42,521 interest at 2.625% per annum, due July 2006, unsecured.	170,082
Total long-term debt	42,930,138
Less current portion of long-term debt	(7,761,935)
Long-term debt, net of current portion	$35,168,203

Bonds Payable

In December 2005, the Company entered into an additional bond agreement with a commercial bank totaling approximately $4,300,000. The bond bears variable interest at approximately TIBOR plus 0.1% and a guarantee fee at 1.1% per annum and is due in seven (7) years. The Company incurred bond commission fees of $239,376, which are amortized over the term of the debt using the effective interest method.

The Company’s obligations are collateralized by substantially all of the Company’s assets. As a common practice in Japan, the Company’s collateral is not allocated to each commercial bank loan. Rather, the commercial banks hold an interest in substantially all of the Company’s assets together; there are no first or second position. Upon default of the loans, the Company’s assets would be liquidated and the proceeds from the liquidation would be distributed to the commercial banks based on liquidation preference.

In March 2006, the Company entered into a bond agreement with a commercial bank totaling approximately $6,800,000. The bond bears fixed interest at 1.54% and is due in seven (7) years with no collateral. The Company incurred a bond commission fee of $306.000, which is amortized over the term of the debt using the effective interest method.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leasehold Rights

In December 2005, the Company entered into a leasehold right agreement for a new store in Gyoda, Saitama, Japan. In connection therewith, the initial cost of the leasehold right was approximately $1,300,000, of which the Company has paid $600,000 as of March 31, 2006. The balance was paid in April 2006. The lease commences April 2006 and expires 30 years from such date. The Company is required to pay approximately $6,000 per month during the term of the lease. The initial cost of the lease will be amortized over the term of the lease.

Investment Banking Agreements

On January 26, 2005, management entered into two agreements for services related to seeking a reverse merger partner. The investment bankers received $15,000, and a 1.5% stock transaction fee or 2,121,530 shares of Class A preferred stock upon the close of a reverse acquisition transaction on December 9, 2005, valued at $2,333,683.

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

NOTE 7 - SHAREHOLDERS’ EQUITY

Common Stock

The Company issued 534,900 shares of common stock to settle $105,892 of account payable from December 9 to December 31, 2005.

Convertible Preferred Stock Outstanding

In connection with the reverse acquisition of HAPS, PGMI shareholders received 97,059,998 shares of Class E convertible preferred stock.  Since PGMI experienced a change in reporting entity, such shares have been retroactively reflected as outstanding for the periods presented.   Each share is convertible into five (5) shares of common stock or a total of 485,299,940 shares.   The holders of the Class E preferred stock are not entitled to receive dividends.

In connection with the reverse acquisition, the Company issued 2,121,530 shares of Class A preferred stock for fees to its investment banker in representation of the transaction. Each share of Class A preferred stock is convertible into five (5) shares of common stock. The holders of the Class A preferred stock are not entitled to receive dividends. Management determined the fair value of the underlying common stock to be $0.22 per share or $2,333,683 based on the average of the closing price of the common stock 15 days before and after the announcement of the transaction.

In connection with the reverse acquisition on December 9, 2005, the shareholders of HAPS retained 3,153,923 shares of Class A preferred stock and 18,848,746 shares of common stock. The amounts previously reported were corrected. As discussed above, each share of Class A preferred is convertible into five (5) shares of common stock. These shares of Class A preferred stock and common stock are reflected as issued on December 9, 2005, as a result of the change in reporting entity.

Restricted Retained Earnings

As required under Japanese laws, the Company must accumulate 10% of dividends paid until restricted retained earnings amounts to 25% of common stock. As of March 31, 2006, the Company was in satisfaction of this requirement.

NOTE 8 - GAMING OPERATIONS

The Company derives revenue primarily from the operation of pachinko and pachislot games. The Company is subject to annual licensing requirements established by the Prefectural Public Safety Commission. The Company must renew this license yearly to operate. The Company pays sales taxes of 5% of net revenues.

A summary of gross wagers, less winning patron payouts, for the three months ended March 31, 2006 and 2005, are as follows:

	2006	2005
Gross Wagers	$47,743,167	$47,342,860
Patron Payouts	(41,206,931)	(40,794,494)
Gaming Revenues	$6,536,236	$6,548,366

A summary of gross wagers, less winning patron payouts, for the nine months ended March 31, 2006 and 2005, are as follows:

	2006	2005
Gross Wagers	$141,594,665	$135,936,100
Patron Payouts	(124,256,773)	(119,976,857)
Gaming Revenues	$17,337,892	$15,959,243

NOTE 9 – INCOME TAXES

The Company provides income taxes in Japan using an estimated effective rate of about 40%, which are reflected in the accompanying statement of operations. Income tax expenses in the United States of America were not material. Management increased its valuation allowance during the three and nine months ended March 31, 2006, for certain expenses paid in the United States that will not be deductible in Japan. At the present time, management cannot determine if there will be income in the United States to offset such expenses, which will be carried forward as net operating losses.

NOTE 10 – SUBSEQUENT EVENTS

Construction Planning for New Stores

As discussed in Note 3, the Company entered into various contracts to build three new stores during and subsequent to the nine months ended March 31, 2006. The planned opening of the Bando store is October 2006. The estimated cost of the Bando building and land is $5,600,000. The planned opening of the Gyoda store is December 2006. The estimated cost of the Gyoda building is $6,500,000. The planned opening of the Toyota store is January 2007. The estimated cost of the Toyota building is $5,100,000.

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

Overview

Through our subsidiaries, we own and operate 13 pachinko stores as of March 31, 2006, which is our primary operating business. We opened our 13th store in July 2004 and 14th store in March 2005; both of the new stores are our largest with 560 machines each. We closed one unprofitable store in July 2005 which operated 138 machines. We plan to close additional older stores in the next 24 months, as well as open new stores. We plan to open our next new store in September 2006, with approximately 800 machines. We operate a total of 4,796 Pachinko and Pachislo machines as of March 31, 2006. We plan to leverage our expertise and capitalize on new development opportunities to expand our operations in Japan.

Reverse Acquisition

On December 9, 2005, pursuant to an agreement dated October 27, 2005 by and among HAPS USA, Inc. (“HAPS”), PGMI, Inc. (“PGMI”) a Delaware corporation and all of the stockholders of PGMI, HAPS acquired all of the issued and outstanding shares of PGMI in exchange for an aggregate of 97,059,998 shares of HAPS Class E Preferred Stock.  Each share of Class E preferred stock is convertible into five shares of HAPS common stock, commencing on the date which is three years from the date of their original issuance (or December 9, 2008).  As a result of this transaction, PGMI is a wholly-owned subsidiary, and the PGMI stockholders own approximately 91.5% of HAP’S voting stock, on a fully-diluted basis.  In addition, each share of Class E Preferred Stock is entitled to five (5) votes.  No dividends shall accrue under the Class E preferred stock.  In March 2006 we changed our name from HAPS USA, Inc. to PGMI, Inc.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues and Cost of Revenues

Revenues

A summary of the gaming revenues for the three months ended March 31, 2006 and 2005 are as follows:

	2006		2005
	Amount	Percentage	Amount	Percentage
Patron wagers (pay-ins)	$47,743,167	100.0%	$47,342,860	100.0%
Patron payouts	(41,206,931)	(86.3)	(40,794,494)	(86.2)
Gaming revenues	$6,536,236	13.7%	$6,548,366	13.8%

Consistent with the gaming industry, we report our revenues as the net of wagers less payouts. During the three months, our gaming revenues decreased from $6,548,366 in 2005 to $6,536,236 in 2006, a decrease of 0.2%. Payouts as a percentage of wagers is usually increased when new store is opened due to high payout-rate campaign to promote the grand opening, and it is gradually decreased during the first six months after opening to reduce initial opening losses and ultimately achieve profitability. The new store that opened in March 2005 did not have a significant impact on the payout-rate in the three months ended March 2005 because it did not have significant operations during the quarter.

Our gross wagers increased by $400,307 or 0.85% from $47,342,860 for the three months ending March 31, 2005 to $47,743,167 in the three months ending March 31, 2006. The new store that opened in March 2005 contributed $9,461,804 to the increase in wagers, while ten stores decreased their wagers by an aggregate of $4,253,080 as compared with the three months ended March 31, 2005, mainly due to high competition. The impact of the closed store in July 2005 was a decrease of $124,676 in wagers. Total number of pachinko and pachislo machines was 4,796 during the quarterly period ended March 31, 2006, as compared to 4,492 machines during the quarterly period ended March 31, 2005.

Our payouts increased by $412,437 or 1.0% from $40,794,494 for the three months ending March 31, 2005 to $41,206,931 for the three months ending March 31, 2006.

Cost of Revenues

Costs of revenues as a percentage of total revenues for the three months ended March 31, 2006 and 2005 are as follows:

	2006	2005
Depreciation	38.8%	43.2%
Salaries and Wages	15.1%	16.4%
Facilities and other	18.5%	23.2%
Impairment of property and equipment	5.8%	11.0%
Total cost of revenues	78.2%	93.8%

Cost of revenues for the three months ended March 31, 2006 were $5,487,781, a decrease of $961,980 or 14.9 % from $6,449,761 for the three months ended March 31, 2005. As a percentage of revenues, our costs in the three months ended March 31, 2006 decreased to 78.2% from 93.8% for the three months ended March 31, 2005. The large contributors to this decrease are reduced overhead costs due to our improved overhead cost management. In addition, a decrease in depreciation expense, which is mainly due to high depreciation expense in fiscal 2005 caused by highly accelerated depreciation in pachinko machines invested to the new store opened in March 2005, while no stores were opened in the three months ended March 2006. Our impairment loss was also decreased in fiscal 2006 since no stores were opened and fewer pachinko machines were purchased and disposed of compared to fiscal 2005. Finally, salaries and wages were decreased due to our improved labor management and the replacement of regular employees with part-time workers according to availability.

Marketing and Advertising Expense

We incurred $210,093 and $346,647 of marketing and advertising expenses representing 3.0% and 5.0% of revenues for the three months ended March 31, 2006 and 2005, respectively. The higher percentage against the total revenue in 2005 was mainly due to the advertising costs incurred in connection with the opening of our new store in March 2005.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2006 decreased by $238,258 or 20.2% to $942,715 from $1,180,973 for the three months ended March 31, 2005. General and administrative expenses for the three months ended March 31, 2006 constituted 13.4% of revenues in comparison to 17.2 % for the three months ended March 31, 2005. The decrease in expenses was mainly due to the high volume of advertisement in the three months ended March 2005 for the opening of the new store.

Other Income and Expenses

Interest expense increased by $36,145 to $525,298 in the three months ended March 31, 2006, from $489,153 for the three months ended March 31, 2005, an increase of 7.4%. The increase of interest expense is attributable to an increase in long-term loans and lease contracts used to make improvements to leased properties and acquire equipment in new stores.

In connection with the reverse acquisition, we paid a merger fee by issuing shares of our Class A preferred stock valued at $2,333,683, which was charged to expense. The value was established based on an average of the closing ask price 15 days before and after the announcement of the transaction.

Our interest swap liabilities decreased $495,848 due to a favorable change in the three month TIBOR (Tokyo Inter Bank Offer Rate), and the related gain is included in other income.

Income Taxes

Our provision for income taxes increased by $576,355 for the three months ended March 31, 2006, from a $339,850 benefit to a $236,505 expense. The effective tax rate against income before income tax was 59.4% for the three months ended March 31, 2006. Tax expense incurred for the three months ended March 31, 2006 was calculated for the taxable income earned in Japan using the effective tax rate of approximately 40%. The allowance was taken to fully write off the tax benefit of net operating loss of approximately $2,800,000 incurred in the U.S.A. as of March 31, 2006.

Net Income (Loss)

We generated net income for the three months ended March 31, 2006 of $161,858 versus $875,430 of net loss for the three months ended March 31, 2005. This increase in net income can be attributed to an aggregate decline of approximately $960,000 in cost of revenues for the three months ended March 31, 2006, general and administrative expenses and marketing and advertising expenses.

Nine Months Ended March 31, 2006 Compared to Nine Months Ended March 31, 2005

Revenues and Cost of Revenues

Revenues

A summary of the gaming revenues for the nine months ended March 31, 2006 and 2005 are as follows:

	2006		2005
	Amount	Percentage	Amount	Percentage
Patron wagers (pay-ins)	$141,594,665	100.0%	$135,936,100	100.0%
Patron payouts	(124,256,773)	(87.8)	(119,976,857)	(88.3)
Gaming revenues	$17,337,892	12.2%	$15,959,243	11.7%

During the nine months, our gaming revenues increased from $15,959,243 in 2005 to $17,337,892 in 2006, an increase of 8.6%. Payouts as a percentage of wagers is usually increased when new store is opened due to high payout-rate campaign to promote the grand opening, and it gradually decreased during the first six months after opening to reduce initial opening losses and ultimately achieve profitability. The new store that opened in March 2005 did not have a significant impact on the payout-rate in the three months ended March 2005 because it did not have significant operations during the quarter.

Our gross wagers increased by $5,658,565 or 4.2% from $135,936,100 for the nine months ending March 31, 2005 to $141,594,665 for the nine months ending March 31, 2006. The new store that opened in March 2005 contributed $28,838,830 to the increase in wagers, while nine stores decreased their wagers by an aggregate of $13,874,880 as compared with in the nine months ended March 31, 2005, mainly due to high competition. The impact of the closed store in July 2005 was a decrease of $426,544 in wagers. Total number of pachinko and pachislo machines was 4,796 during the nine months ended March 31, 2006.

Our payouts increased by $4,279,916 or 3.6% from $119,976,857 for the nine months ending March 31, 2005 to $124,256,773 for the nine months ending March 31, 2006. Our payouts as a percentage of wagers slightly decreased from 88.3% in 2005 to 87.8% in 2006.

Cost of Revenues

Costs of revenues as a percentage of total revenues for the nine months ended March 31, 2006 and 2005 are as follows:

	2006	2005
Depreciation	34.5%	35.8%
Salaries and Wages	18.7%	20.8%
Facilities and other	20.7%	26.4%
Impairment of property and equipment	6.8%	9.1%
Total cost of revenues	80.7%	92.1%

Cost of revenues for the nine months ended March 31, 2006 were $15,037,430, a decrease of $816,735 or 5.2% from $15,854,165 for to the nine months ended March 31, 2005. As a percentage of revenues, our costs in the nine months ended March 31, 2006 decreased to 80.7% from 92.1% for the nine months ended March 31, 2005. The decrease in facilities and other expense is due to the extra cost to conform the slot machines to the new regulations for the nine months ended March 2005.

Marketing and Advertising Expense

We incurred $704,988 and $818,327 of marketing and advertising expenses representing 3.8% and 4.8% of revenues for the nine months ended March 31, 2006 and 2005, respectively. The higher percentage against total revenue in 2005 was mainly due to the advertising costs associated in opening the new stores.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2006 decreased by $145,330 or 5.9% to $2,317,378 from $2,462,708 for the nine months ended March 31, 2005. General and administrative expenses for the nine months ended March 31, 2006 constituted 12.4% of revenues in comparison to 14.3 % for the nine months ended March 31, 2005. The decrease in expenses was mainly due to the high volume of advertisement in the three months ended March 2005 for the opening of the new store.

Other Income and Expenses

Interest expense increased by $121,826 to $1,379,729 in the nine months ended March 31, 2006, from $1,257,903 for the nine months ended March 31, 2005, an increase of 9.7%. The increase of interest expense is attributable to an increase in long-term loans and lease contracts used to make improvements to leased properties and acquire equipment in new stores.

As discussed previously, in connection with the reverse merger, we paid a merger fee by issuing shares of our Class A preferred stock valued at $2,333,683, which was and charged to expense.

Income Taxes

Our provision for income taxes increased by $913,282 for the nine months ended March 31, 2006, from a $1,729,316 benefit to a $183,966 expense. The effective tax rate against loss before income tax decreased to 7.8% for the nine months ended March 31, 2006 from 32.9% for the nine months ended March 31, 2005. Tax expense incurred for the nine months ended March 31, 2006 was calculated for the taxable income earned in Japan using the effective tax rate of approximately 40%. The decrease in effective tax rate was attributable to the allowance to fully write off the tax benefit of net operating loss of approximately$2,800,000 incurred in USA as of March 31, 2006.

Net Income (Loss)

We generated net loss for the nine months ended March 31, 2006 of $2,531,871 versus $1,489,174 for the nine months ended March 31, 2005. This increase in net loss can be attributed to the approximate $2,333,000 stock based merger fee charged to expense for the nine months ended March 31, 2006.

Liquidity and Sources of Capital

Cash Flows

During the nine months ended March 31, 2006 and 2005, we provided $6,868,852 and $3,204,118 respectively, of cash flows from operating activities. Our cash provided by operating activities during the nine months ended March 31, 2006 and 2005, included non-cash depreciation and impairment losses aggregating $8,070,266 and $8,057,931 respectively. Our increase in cash generated in the nine months ended March 31, 2006 relates primarily to a decrease in payments to vendors in the nine months ended March 31, 2005.

During the nine months ended March 31, 2006 and 2005, we used cash of $7,183,733 and $1,951,761, respectively, on investing activities. During the nine months ended March 31, 2006, we spent approximately $5,611,582 for capital additions mainly purchasing pachinko machines. We also incurred $201,668 and $4,611,646 for property and equipment acquired under capital lease contracts during the nine months ended March 31, 2006 and 2005.

During the nine months ended March 31, 2006, we provided cash of $4,916,002 in financing activities. During this period, we borrowed $12,136,985 from five banks, and we repaid debt totaling $5,685,941. We used funds for purchasing pachinko machines and increased working capital. In 2005, we provided cash from our financing activities in the amount of $34,871. We borrowed $9,673,669 and repaid long-term debt of $9,231,650 during the nine months ended March 31, 2005. We repaid $1,511,582 and $331,256 of lease obligations during the nine months ended March 31, 2006 and 2005, respectively.

Liquidity

As of March 31, 2006, the Company has working capital totaling $4,047,903. We have $7,761,935 in current portion of long term debt to be repaid within one year. We have good relations with our banks in Japan.  We believe PGMI will continue its growth and generate positive cash flows from operations to fund its daily operations and service its debt obligations.  There are no assurances that we will be successful in our plans.  No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty about obtaining cash required to pay obligations as they come due.  Our independent registered public accounting firm has included an explanatory paragraph in their report on our consolidated financial statements ended June 30, 2005, regarding substantial doubt about our ability to continue as a going concern because of these matters.

Our level of indebtedness presents other risks to investors, including the possibility that we may be unable to generate cash sufficient enough to pay the principal of and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the bases used for financial reporting and income tax reporting of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We have provided valuation allowances because we feel that certain deferred tax assets generated in the United States will not be recovered through future operations. We must continue to monitor our deferred tax assets in light of recent losses we have incurred.

Interest Rate Swap Agreements

Interest swap agreements and the related hedged debt are considered ineffective against changes in the fair value of the debt due to changes in the benchmark interest rates over their terms, as provided by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. We do not have an established formal risk management policy with respect to the use of derivative instruments, and the related term and notional amounts of the interest swap agreements do not coincide with the debt financed. The fair value of the swaps is carried as an asset or a liability in the consolidated balance sheet and the changes is recorded as a gain or loss to operations. The fair values of PGMI’s interest rate swaps are the estimated amounts it would receive or pay to terminate the agreements as of the reporting date as determined by the bank. As of March 31, 2006, the fair value of the outstanding interest rate swap liabilities was $198,520.

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

In connection with its review of the our consolidated financial statements for the year ended June 30, 2005, McKennon, Wilson & Morgan LLP, the Company’s independent accountants, advised management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions.  McKennon, Wilson & Morgan LLP indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. We considered these matters in connection with the quarter-end closing of accounts and preparation of financial statements as and for the quarter ended March 31, 2006 and determined that no prior period financial statements were materially affected by such matters.

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

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

By written consent dated as of February 10, 2006, a majority of our shareholders approved an amendment to our

Articles of Incorporation to change our name to PGMI, Inc. In connection with their written consent we filed a Definitive Information Statement on Schedule 14c that was mailed to our shareholders on or around February 21, 2006. In accordance with applicable federal securities laws, the name change was effective on March 16, 2006.

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

PGMI, INC.

Dated: May 22, 2006

	By:	/s/ Shinichi Kanemoto
Shinichi Kanemoto
President & Chief Executive Officer

/s/ Gakushin Kanemoto
Gakushin Kanemoto
Chief Financial Officer
(signed both as an
officer duly authorized to sign on
behalf of the Registrant and principal
financial officer and chief accounting
officer)