Form 10KSB
period 2006-06-30
PGMI, INC.
filed 2006-09-28
CIK 1127005

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO ______

COMMISSION FILE NUMBER: 000-32195
PGMI, INC.
(Name Of Small Business Issuer In Its Charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0319410 (I.R.S. Employer Identification No.)

5912 Bolsa Avenue, Suite 108, Huntington Beach, California 92649

(Address Of Principal Executive Offices)

ISSUER’S TELEPHONE NUMBER: (714) 895-7772

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
N/A	N/A

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
COMMON STOCK, NO PAR VALUE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State issuer’s revenues for its most recent fiscal year: $24,485,146

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: September 15, 2006,  Common stock, $0.01 par value: $5,632,576.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,003,671 Shares as of voting common stock as of  September 15, 2006
DOCUMENTS INCORPORATED BY REFERENCE
None
Transitional Small Business Disclosure Format:    Yes ☐    No ☒

PGMI, INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED JUNE 30, 2006

PART 1

Forward Looking Statements

This Annual Report on Form 10-KSB of PGMI, Inc. (“PGMI” or “we”) contains forward-looking statements that are not based on historical facts and are based on current expectations that are subject to various risks and uncertainties, as well as assumptions that, if they do not materialize or prove incorrect, could cause our future results to differ materially from those expressed or implied in such forward looking statements. All statements other than historical facts are statements that are or could be deemed forward-looking statements, including, without limitation any future results of operations, plans or strategies or relating to future economic or industry conditions. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, page 8 or that are otherwise described from time to time in our reports filed with the Securities and Exchange Commission after this Annual Report. PGMI assumes no obligation to update any forward looking statements to reflect events that occur or circumstances that may arise after the date as of which they are made.

ITEM 1. DESCRIPTION OF BUSINESS

The Company; Corporate History

PGMI, Inc. (the “Company”) was organized under the laws of the State of Utah on May 9, 1972 under the name of High-Line Investment & Development Company.  In 1977, we changed our name to Gayle Industries, Inc.  In 1978, we merged into Swing Bike.  In 1979, we changed our name to Horizon Energy Corporation.  In 1992, we changed our name to Millennium Entertainment Corp.  In 1993, we changed our name to New Horizon Education, Inc.  In September 2002, we changed our name to American Hospital Resources, Inc.  In May 2005, in anticipation of acquiring HAPS USA, Inc., (a Delaware corporation), a company which manages foreign casinos, we changed our name to HAPS USA, Inc.   In August of 2005, the plans for the acquisition were abandoned.

On October 27, 2005, we entered into an Agreement and Plan of Reorganization (the “Agreement”) with PGMI, Inc., a Delaware corporation (“PGMI”) and the stockholders of PGMI, which provided for a tax-free share exchange under Section 368(a)(1)(B) of the Internal Revenue Code. Such transaction was accounted for as a reorganization.  The share exchange closed on December 9, 2005. Pursuant to the Agreement, all of the 10,000 shares of outstanding common stock of PGMI were acquired in exchange for 97,059,998 shares of our Class E Convertible Preferred Stock.  Each share of Class E convertible preferred stock is convertible, commencing on the date which is 3 years following the closing date, into 5 shares of our common stock.  The outstanding shares of Class E Convertible Preferred Stock represent approximately 91.5% of our outstanding voting power.  We have a wholly-owned subsidiary, Marugin International, Inc., a corporation formed and existing under the laws of Japan.  Our subsidiary is an operating entity, which presently operates pachinko stores in Japan with in excess of $23 million in gaming revenues and 1.6 million in net losses due to opening of its two largest stores during fiscal 2005.

At the time of acquisition, HAPS had no revenues and no significant assets or liabilities.  It was considered a blank-check company prior to the acquisition.  The acquisition of PGMI by HAPS will be accounted for as a reverse acquisition, whereby the assets and liabilities of Exam are reported at their historical cost.  The assets and liabilities of HAPS will be recorded at fair value on December 9, 2005, the date of close.  The effects of stockholders’ equity will be reported as a recapitalization.  No goodwill will be recorded in connection with the reverse acquisition.  The reverse acquisition resulted in a change in reporting entity of HAPS for accounting and reporting purposes.  Accordingly, the financial statements reported herein have retroactively restated for all periods presented to report the historical financial position, results of operations and of cash flows of PGMI. On March 15, 2006 we changed our name to PGMI, Inc.

At various places in this report, we may make reference to “PGMI” or the “company” or “us” or “we.”  When we use those terms, unless the context otherwise requires, we mean PGMI, Inc., a Utah Corporation and its operating subsidiary, Marugin International, Inc.

We are traded on the NASD Over-the-Counter Bulletin Board under the ticker symbol PGMI.OB.

Our domestic headquarters are located in Huntington Beach, California. Our mailing address is 5912 Bolsa Avenue, Suite 108, Huntington Beach, California 92649. Our telephone number is (714) 895-7772. Our Annual Report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments to those reports filed with or furnished to the SEC are available, free of charge, through our website at www.pgmi-inc.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.

Marugin International

Marugin International, Inc., (“Marugin”) was incorporated on December 22, 1972. On June 10, 2003, Marugin formed PGMI Delaware to effect a share exchange agreement, whereby Marugin became a wholly-owned subsidiary of PGMI (collectively, the “Company”). As of June 30, 2006, the Company operated a total of thirteen stores which offer Pachinko (Japanese pinball) gaming entertainment. Twelve stores are located in the Nagano prefecture of Japan, and 2 stores are located in the Ibaraki prefecture of Japan. Our 13 stores have a combined 4,290 machines. In July 2004 and March 2005, we opened our 2 largest stores with 560 machines each. The Company receives income from cigarettes, non-alcoholic beverages, Aichi and sundry items, as well as one small batting cage and a bowling alley.

We believe that our stores are strategically located in areas that are convenient and accessible to local residents. Our stores are known by our customers to be clean, attractive and comfortable. Our growth has been driven by the successful addition of new stores and enhancements to the operational efficiency of existing locations. We are led by a seasoned executive management team with decades of experience and accumulated industry knowledge.

PGMI’s Existing Pachinko Store Statistics
•  Average gross wagers per sq. m: $20,696
•  Average gross wagers per machine: $42,651
•  Average number of machines per store: 330 machines
•  Average annual revenue per machine: $5,290
•  Average age of each store: 19 years
•  Average number of employes per store: 14

The Industry

Introduction to Pachinko

Pachinko is believed to have originated in Japan in the 1920s based on a vertical pinball-like device called the Corinthian Game that was imported into Japan from the U.S. Pachinko is a game in which players shoot steel metal balls about 3/8” in diameter into a vertical machine that resembles a Western slot machine. The machine features pins that guide the direction of the balls into one of several slots in the machine. Certain slots release more balls while other slots capture the ball. The machines also have an automatic ball feeder that allows the player to quickly release balls into the machine. The player uses a round knob at the bottom of the machine, thereby adding an element of skill to the game, to control the speed and force of the balls as they are released into the machine. Pachinko machines today also feature digital displays in the background that resemble slot machines. The digital display is activated when the balls touch certain areas within the machine and allow the player to win extra balls. Upon completion of play, patrons can exchange balls for prizes, such as cigarettes, candy, and other merchandise, or a ‘special prize’ which can be exchanged for money.

Pachislo machines, similar to Western slot machines, are also typically found in pachinko stores. The key difference between a pachislo machine and a Western slot machine is that the player controls when each individual reel stops, thereby requiring a certain degree of skill as well as chance. Another difference is that pachislo machines do not offer the big “jackpot” payouts paid by Western slot machines. Similar to the machine’s low token retention (“hold”) rate, payouts are also kept modest, to conform to Japan’s strict regulations regarding speculative entertainment activities.

The Gaming Experience

A customer entering a modern Japanese electronic gaming store who wishes to play Pachinko or Pachislo would either approach a machine and insert cash directly into a computer monitored bill reader or purchase a prepaid magnetic card from one of several vending machines located around the gaming floor which is then inserted into the machine’s reader. In either instance the machine dispenses a specified number of balls into the machine’s loading tray or payout tray at a posted price per ball. The player then plays the game and, if successful, collects his or her winnings in plastic bins provided by the store by manually releasing a trap at the base of the machine’s collection tray. When he or she is finished gaming, the customer transfers the filled bins to ball or token counting machines which automatically supply the customer with a magnetic or paper receipt for the number of balls or tokens collected. The customer then presents the receipt at the redemption counter which offers the customer a choice of credit towards retail goods sold by the store or a ‘special prize’ that can be sold for money at a special prize exchange station located within close proximity to the pachinko store (see “The Tri-Party Transaction” below).

Ball/Token Redemption

The redemption price of balls or tokens is at a lower price per ball/token than the buy-in price. On average, the buy-in price for pachinko balls is 4 yen per ball while the redemption rate ranges from 2.75 to 3.75 yen per ball among some of our main competitors. Our redemption rate ranges from 2.5 to 4.0 yen per ball for our stores. Our competitors’ rates allow their stores to profit while giving their players a typical payout ratio of between 120% and 130%, which gives the player the feeling that he or she has had a winning session. As a result, the store’s net revenues on total gross wagers are determined by a combination of the hold percentages set on the machines and the ball/token redemption ratio. As in Western style casinos, a “looser” machine (one with a lower hold percentage) will increase the amount of time that a player will play without losing all of his or her investment, and result in a lower player velocity for the casino. In order to remain profitable under such a scenario, the store must modify its ball/token redemption ratio to offset the low hold percentage on the machines. Smaller stores typically employ this business model. In contrast, better established, dominant properties with significant customer traffic offer the player higher redemption rates on “tighter” machines (higher hold percentages). Under this configuration, player velocity is increased as players either lose more quickly or increase their level of wagers in order to fill the same amount of playing time. Adjusting this all-important mix correctly is of critical importance in maximizing profitability and is the hallmark of an experienced operator. The advancements in IT infrastructure for pachinko operations allow pachinko operators to monitor the profitability of each machine in accurate detail and in real-time.

While balls and tokens can be redeemed for various prizes such as candy, cigarettes, consumer electronics and certain luxury items, the vast majority of the redemptions are for a ‘special prize’. The concept of the ‘special prize’ has existed for decades in the Pachinko business, although in later years it has become significantly more refined. Under Japanese law it is not permissible to exchange pachinko balls or slot machine tokens for currency, gold, or securities. As a result, the Japanese pachinko industry has established the tri-party transaction system whereby customers can exchange balls/tokens for certain objects of nominal value which acts as a mode of exchange between the store, the customer, and a completely unrelated business entity that will accept the object from the customer in exchange for cash.

The Tri-Party Transaction

The 3 parties involved in the tri-party transaction are (i) the casino/store, (ii) the prize buyer (“Kaitori-Gyosha”), and (iii) the prize wholesaler (“Nonyu-Gyosha”). Each of the parties must be completely unrelated to the others, both legally and economically, in order to avoid a violation of the law.

Diagram of the Tri-Party Transaction

Each pachinko store maintains an arms-length ad hoc relationship with a prize wholesaler, pursuant to which the prize wholesaler agrees to cause the ‘special prizes’ to be manufactured and sold to the store and the store agrees to purchase ‘special prizes’ from the prize wholesaler each day in order to maintain sufficient inventory. The prize wholesaler and buyer have a similar ad hoc relationship to which the store is not a party. The third component of the tri-party transaction is the relationship between the store customer and the prize buyer. The buyer maintains a freestanding or leased facility nearby the store consisting of a manned window. A customer possessing ‘special prizes’ will exit the store and exchange them for a like amount of cash at the prize buyer’s window.

All receipts from the store are removed daily from the prepaid card vending machines and pachinko/pachislo machines and deposited, either directly on a normal business day or by lock-box if banks are closed, at the store’s bank. At the opening of each business day, the store wires from its account to the account of the prize wholesaler, an amount roughly aggregating the value of the ‘special prizes’ that the wholesaler has acquired from the prize buyer representing trade during the previous day plus a commission. The wholesaler uses the proceeds to purchase the ‘special prizes’ from the buyer, also with a commission agreement. Thus the special prizes make the triangular, and legally permissible trip from the store, to the prize buyer, to the wholesaler, who then sells an inventory of special prizes back to the store.

The tri-party transaction is explicitly designed and regulated to be in compliance with Japan’s Law Concerning Regulation of Businesses Affecting Public Morals. Insofar as the store operator has no contractual relationship with the prize buyer, and is economically and legally indifferent to the buyer’s business activities, the store operator is effectively removed from two of the three prize exchange transactions and the store operator is involved only in the purchase of special prize inventory from the prize wholesaler. Thus, given the form of the prize exchange system and assuming the independence of the three parties, as both a legal and economic matter, the tri-party transaction has been designed by the industry and the regulators specifically to preclude a violation of the law.

The Japanese Pachinko Industry

Pachinko, along with public lotteries and horse, motorboat, and cycle racing, is one of the key segments of the Japanese gaming industry. Pachinko and its variants, including pachislo, account for more than two-thirds of total wager volume in Japan. Generating an estimated $277 billion in gross wagers per annum and employing over 319,000 employees, the Japanese pachinko industry is larger than even the country’s automobile industry, and is, by far, the largest service industry sector in Japan. Pachinko is the most popular source of leisure and entertainment, (including dining), in Japan and a regular component of the Japanese lifestyle. In a country with a population of 127 million, an estimated 40 to 50 million Japanese play pachinko while an estimated 25 million people play on a regular basis. While pachinko was traditionally played primarily by males of legal gambling age (18 and over), pachinko has grown to appeal to Japanese women as well. To cater to the significant number of female players, many stores now feature refrigerators in which housewives can temporarily place their purchased groceries while they play and feature prizes, like brand-name purses, that appeal to women.

Some key statistics pertaining to the Japanese pachinko industry are listed below:

•
A total of approximately 6,100 operators operate approximately 16,100 stores housing an estimated 4.9 million pachinko and pachislo machines. The industry generates annual gross wagers of approximately $277 billion, or an average of $17.2 million per store. (Source: Tokyo-based Yano Research Institute, Ltd.)

•	The industry employs an estimated 319,000 people compared to 350,000 employed by the entire U.S. casino industry. (Source: Tokyo-based Yano Research Institute, Ltd.)

•	Approximately 26% of adults (approximately 25 million people) in Japan are regular customers of the Japanese electronic gaming industry. (Source: The Leisure and Development Center)

•
The Japanese pachinko industry represents over one-third of all spending on entertainment making it one of the largest in international gaming markets and one of the largest sectors of the Japanese economy. (Source: Japanese Ministry of Economy, Trade and Industry)

•
Pachinko is enjoyed by a growing number of women, who currently represent over 20% of all players. On average, women frequent pachinko stores three times a week and spend 29,000 yen per visit, about 2,000 yen more than men. (Source: Tokyo-based Yano Research Institute Ltd.)

Due to the importance of pachinko to Japan’s economy both as a source of employment for over 319,000 people and a significant contributor to the country’s annual tax revenues, the government of Japan has made a conscious effort to establish and enforce laws to protect consumers, rid criminal elements and raise the public image of the pachinko industry.

Another characteristic of the Japanese pachinko industry that makes its attractive to both operators and investors is its relative imperviousness to economic trends. In fact, pachinko stores have actually been known to perform better during economic recessions as individuals seek ways to supplement their incomes.

Further evidence of the magnitude of the Japanese pachinko industry are the leading Japanese pachinko/pachislo machine manufacturers, including Sankyo Co., Sammy Corporation, Heiwa Corporation, Sigma Gaming, and Konami Co., who have grown to become some of the largest publicly listed companies in Japan.

Pachinko Operator Landscape

The Japanese pachinko industry is highly fragmented, with an estimated 6,100 operators and 16,100 stores housing an aggregate 4.9 million pachinko and pachislo machines throughout the country. The largest operator is Dynam Co., Ltd., which has approximately 240 stores throughout Japan, with the next largest operator being Maruhan Co., Ltd., which has approximately 165 stores. Smaller stores average 100 to 200 machines while larger stores, such two (2) of the stores belonging to PGMI, have 500 or more machines. The pachinko industry has been revolutionized over the last several years with enhancements to pachinko and pachislo machines and information technology that allow operators to capture comprehensive, real-time data on the performance and usage of each individual machine. Pachinko machines have largely been converted to a digital format that features a digital slot machine-like screen in the background that enhances the playing experience and winnings potential for the customer. These enhancements to machines and IT infrastructure have increased the capital expenditures required to establish and maintain a modern pachinko facility. As a result, the yet highly fragmented pachinko industry is experiencing a consolidation trend as smaller stores, who lack the financial resources to make such enhancements, are being put out of business by larger competitors, such as PGMI with greater financial, staff and other necessary resources and operational experience.

Regulatory Matters

The criminal law of Japan essentially prohibits gambling organized by private entities. However, pachinko is considered part of the leisure industry, which is exempt from the prohibition against gambling. Pachinko is regulated by the Japanese National Police Agency (“NPA”), through the prefectural police departments, which has taken the stance that pachinko is not gambling but simply a “reasonably speculative form of pastime.” Pachinko regulations fall under the Entertainment Establishment Control Law and the ministerial ordinances and regulations thereunder. Customers must be at least 18 years of age. Pachinko stores are open seven (7) days a week; however, they are not permitted to operate between the hours of 11 p.m. and 9 a.m. Also, customers are forbidden from taking pachinko balls from the stores and therefore ‘rent’ the balls with which they play.

Most important of the regulations is the law forbidding pachinko stores from giving cash or securities as a prize or repurchasing prizes for cash or securities. In addition, there exist a number of other regulations such as requirements regarding qualifications to obtain pachinko store operating licenses, machine designs and payout ratios and regulations pertaining to the pachinko store facilities themselves. Although law in Japan prohibits casino gambling, a statutory system of laws has been established that allows pachinko operators to provide gaming services to its customers. (See “The Tri-party Transaction” above.)

In previous years, questionable business practices, tax evasion, and crime associated with the electronic gaming industry gave the industry a negative public image. However, over the last fifteen years, the growing magnitude and importance of pachinko to the Japanese economy spurred the government and industry associations to step in to establish strict regulations, remove criminal elements and improve the public image of the pachinko industry. The regulation effort has been highly successful and has been of one the principal catalysts for the growth of large operators in the industry as well as the involvement of major companies from such traditional industries as trading, supermarkets and railroads. In addition, foreign corporations and investors have taken interest in Japanese pachinko operations due to the profitability and financial stability of their operations. For instance, in 2001, BS Group, a UK corporation, purchased a stake in leading pachinko operator, Tokyo Plaza, who runs about 20 stores in Japan, and established its own pachinko stores in the United Kingdom. Due to the success of these reform efforts during the last two decades, the Japanese pachinko industry has evolved to become an integral part of the entertainment sector of the Japanese economy and an important contributor to the Japanese economy.

Police involvement is especially important in the tri-party transaction system of the Japanese pachinko industry. To better regulate pachinko operators and provide greater protection from criminal influences, many police union retirees have been hired to work in the prize buying and wholesaling operations. Due to the importance of regulating this critical aspect of the Japanese electronic gaming industry as well as the significance of the commission income from these operations to economic well-being of such police retirees, the NPA issued a report in October 1994 officially endorsing the existing prize exchange mechanism and required that a portion of the proceeds from such systems be dedicated to social welfare programs.

Regulatory Bodies Overseeing the Japanese Pachinko Industry

Regulatory Body	Regulatory Function performed
National Public Safety Commission (NPSC)& Prefectural Governments	Granting licenses and permits required to operate pachinko stores

The NPSC regulations contain technical standards for pachinko games. These standards describe attributes of a pachinko game that are deemed to stir up the gambling spirit. Thus, they define the outer limits for how pachinko machines may legally operate.

Supervises the National Police Agency (NPA) which implements the policies set by the NPSC and oversees the prefectural police agencies
Prefectural Public Safety Commission (PSC)	Hearing disciplinary actions against licensees and taking action against the licensees by revoking the license or suspending the pachinko license for up to six months
Investigating the suitability of applicants for pachinko licenses or other permits that may be required for a person or business entity to be associated with the pachinko industry
Local (prefectural) police are included in the PSC and are responsible for enforcing the laws related to pachinko operations
Prefectural Police & Metropolitan Police Department (MPD)	Enforcement of the pachinko operating laws and regulations through observation and investigation
NPSC & Security Electronics and Communications Technology Association (SECTA)	Examination and approval of electronic gaming devices
Ministry of Justice Law Department in MPD	Legal advice and services.

Our Employees and Consultants

As of June 30, 2006, we had 104 full-time employees and 120 part-time employees. Our employees are not represented by a collective bargaining organization. We believe our relationship with our employees is good.

Risk Factors

Our industry is subject to intense competition from a number of other store operators.

There are a total of approximately 16,100 pachinko stores in Japan, which are run by approximately 6,100 operators. We have several established competitors in each of our current and target geographic markets. Some of these competitors have comparable or greater financial and other resources than we do and, therefore, they may be able better attract customers by updating their stores and pachinko machines, and through increased marketing efforts.

Changes in the government regulations pertaining to the gaming and pachinko industries could adversely affect our business.

The Japanese pachinko industry is regulated by a system of laws created and enforced by various national and prefectural government entities. Although casino gambling is legally forbidden in Japan, pachinko has been designated as a non-gambling form of adult entertainment. The tri-party exchange system, established as an indirect mechanism for providing cash prizes without transgressing anti-gambling regulations, is permitted but highly regulated. However, changing government regulations regarding the definition of pachinko as a ‘non-gambling’ activity and/or restrictions regarding the indirect awarding of cash or similar prizes may have a significant impact on pachinko operators in continuing normal business operations.

We may not be able to obtain the capital required for us to maintain our existing facilities and achieve our expansion goals.

Our expansion plans to open additional stores will require substantial capital commitments and outlays to acquire land rights, construct new buildings, purchase machines and related equipment, hire operational personnel and procure other resources associated with establishing new pachinko stores. We have received most of our financing to date from paid in capital from founders and existing shareholders, bank loans and cash flow from the operation of our existing business. As we expand, our capital requirements will increase. If for any reason we are unable to meet ours capital requirements, we will be unable to attain our expansion plans, which could adversely affect or ability to compete and our financial results.

We need to enhance our internal controls in order in ensure the accuracy of our financial reporting.

Our auditors have advised us of certain significant internal control deficiencies that they consider to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions. Our auditors indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. We considered these matters in connection with the year-end closing of accounts and preparation of financial statements as and for the year ended June 30, 2006 and determined that such matters did not materially affect any prior period financial statements.

In response to the observations made by our auditors we will proceed more expeditiously with our existing plan to enhance our internal controls and procedures, which we believe addresses each of the matters raised by our auditors.

We enhanced our internal control procedures by adding a part-time dedicated Chief Accounting Officer (“CAO”) to our principal executive offices in Huntington Beach, California. We are evaluating the need to supplement our CAO with additional assistance. Our CAO is responsible for preparing a disclosure control and reporting package. We need to establish a written policies and procedures manual over internal controls of accounting and financial reporting. We also need to incorporate preparation of an annual budget and report budget-to-actual analyses on an annual and quarterly basis.

We have a working capital deficit and successive years of losses which raises doubts about our ability to continue as a going concern.

At June 30, 2006 we had a working capital deficit of approximately $500,000 and commitments to fund new store expansion. In addition, we have incurred net losses in each of our last two fiscal years. The report of our Independent Registered Public Accountants for the year ended June 30, 2006, includes an explanatory paragraph to their audit opinion stating that our working capital deficiency raises substantial doubt about our ability to continue as a going concern. While management has implemented a series of cost reduction measures to reduce costs, there can be no assurance that our plans will be sufficient to enable us to sustain our operations without raising additional debt or equity financing, which we may not be able to do on terms favorable to us or at all.

An active trading market may not develop for our common stock, which makes it difficult for shareholders to sell their shares of our stock.

Our shares of common stock are publicly quoted on NASD over-the-counter bulletin board system. Securities listed on the OTC bulletin board generally have less trading volume and institutional market support and therefore may be susceptible to greater fluctuations in price and have a lower degree of liquidity than shares listed on a larger exchange, such as the NASDAQ or NYSE. Ownership of our common stock is highly concentrated and the daily trading volume does not yet provide significant liquidity. Trading may be difficult due to the limited public float, narrow base of shareholders and the lack of an institutional market maker to provide liquidity and pricing support for the Company’s stock.

Our common stock is subject to penny stock regulation, which may affect its liquidity.

Our common stock is subject to regulations of the Securities and Exchange Commission (the “Commission”) relating to the market for penny stocks. Penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell your securities in the secondary market.

Our common stock may experience extreme price and volume fluctuations.

Due to the limited trading volume and public float, the concentration of share ownership, and the lack of market makers in the Company’s stock, attempts to buy or sell a substantial number of shares could result in significant market price fluctuations.

Our management controls a substantial percentage of our outstanding voting securities.

Our management, together with family members, control approximately 91.5% of the outstanding voting control of our company. Consequently, it would be almost impossible for a third party to obtain control of our company, or influence our day-to-day operations.

We do not have a separate standing audit committee, compensation committee or nominating and corporate governance committee, so the duties customarily delegated to those committees are performed by the board of directors as a whole, and no director is an “audit committee financial expert” as defined by the rules and regulations of the Securities and Exchange Commission.

Our Board of Directors consists of four members. The Board of Directors as a whole performs the functions of an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. None of the directors is considered “independent” under Rule 4200(a)(15) of the National Association of Securities Dealers listing standards, and neither qualifies as an audit committee financial expert as defined in Item 401 of Regulation S-B. Accordingly, we will not be able to list our common stock with a nationally recognized exchange until we recruit independent directors to the Board and restructure our Board to comply with various requirements currently in place by those self-regulating organizations, and as a result, it may be difficult for you to sell our common stock.

The requirements of the Sarbanes-Oxley Act, including section  404, are burdensome, and our failure to comply with them could have a material adverse affect on our business and stock price.

Except with respect to the adoption of our Code of Ethics and our compliance with certain requirements specifically applicable to our Annual Report on Form 10-KSB and our other periodic reports, our management has not commenced any specific procedures to comply with the requirements of the Sarbanes Oxley Act of 2002, including specifically, the process necessary to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls.  Beginning with our Annual Report on Form 10-KSB for the year ended June 30, 2008, unless otherwise amended by the Securities and Exchange Commission, our independent registered accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal controls over financial reporting as of June 30, 2008.  Because of our management’s lack of resources, and our limited operations, we have not commenced the process of preparing the system and process documentation, performing an evaluation of our internal controls required for our management to make this assessment and for the auditors to provide their attestation report, and accordingly, have not begun testing of the effectiveness of these internal controls.  We expect that this process will require significant amounts of management time and resources, as well as higher expenses in the form of higher audit and review fees, higher legal fees and higher internal costs to document, test and potentially remediate internal controls. Accordingly, with respect to Section 404 in particular, there exists a significant risk that we will not be able to meet all the requirements of Section 404 by the end of fiscal year 2008, when we are required to report on our internal controls and provide our auditor’s opinion thereon.  Additionally, even in the event we attempt to comply with Section 404, in the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated, which could potentially have a material adverse effect on our stock price and could result in significant additional expenditures.

ITEM 2. DESCRIPTION OF PROPERTY

We sublease approximately 500 square feet in Huntington Beach, California, for our domestic executive offices.  The lease requires monthly rental payments of $2,000, and has a term that expires on June 30, 2007. Subject to the sublessor’s ability to keep the underlying lease in effect, we have an option for an additional year at a price to be mutually agreed upon.  Our sublessor under this lease is a corporation that is controlled by Mr. Haruo Miyano, a director of our Delaware subsidiary, PGMI, Inc.

With respect to our Pachinko stores, we lease the land at 4 of the locations upon which we constructed our stores.  We incurred the costs of the buildings and improvements constructed on these 4 locations.  We also leases land at 6 other locations for store parking lots.   With regard to all of the foregoing leases, the individual minimum monthly rental payments under these leases range from $22 to $30,712 per month, and the aggregate total monthly payment is $79,110 per month.  Under Japanese custom, if significant improvements are made to the leased land, the land leases are required to be extended by the lessor for as long as we are in operation.  We have made significant modifications to the land through construction of buildings and parking lots.  Thus, the terms of the land leases in most cases are continuous.  We lease certain land from two of our officers.  The combined monthly lease payments to the officers are $7,200, and the contracts expire on April 30, 2007 and June 30, 2008.

The land that we own, together with all of our buildings, serve as collateral for multiple loans and notes payable to various commercial banks.  As of June 30, 2006 the aggregate outstanding principal balance of the loans and notes was approximately $21,745,000.  The loans and notes bear interest at per annum rates ranging from 2.3% to 4.00%, and mature at various dates through 2014.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

Market Price

Our common stock is traded on the NASD Electronic Bulletin Board over-the-counter market, and is quoted under the symbol PGMI. The table below gives the range of high and low bid prices of our common stock for the fiscal years ended June 30, 2006 and June 30, 2005 based on information provided by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions or a liquid trading market.

June 30, 2006:	High	Low
1st Quarter	$0.51	$0.12
2nd Quarter	$0.51	$0.17
3rd Quarter	$0.64	$0.17
4th Quarter	$0.53	$0.21

June 30, 2005:	High	Low
1st Quarter	$0.26	$0.16
2nd Quarter	$0.68	$0.17
3rd Quarter	$1.15	$0.32
4th Quarter	$0.80	$0.35

When the trading price of our common stock is below $5.00 per share, our common stock is considered to be “penny stocks” that are subject to rules promulgated by the Securities and Exchange Commission (Rule 15-1 through 15g-9) under the Securities Exchange Act of 1934. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the Commission’s standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the brokers-dealer’s and sales representatives compensation; and (d) providing to customers monthly account statements.

The number of shareholders of record of our common stock as of September 15, 2006 was 607.

Description of Securities

The Company is presently authorized under its Certificate of Incorporation to issue 750,000,000 shares of common stock, no par value per share, and 150,000,000 shares of preferred stock, no par value per share. As of September 15, 2006, the Company had 25,003,671 shares of common stock issued and outstanding, held by 607 stockholders of record. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the holders of Common Stock. Subject to preferences applicable to any outstanding Preferred Stock, holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably all assets remaining after payment of liabilities and the liquidation preference of any Preferred Stock. Holders of Common Stock have no preemptive or subscription rights, and there are no redemption or conversion rights with respect to such shares. All outstanding shares of Common Stock are fully paid and non-assessable.

Our board of directors has the authority, without further action by the stockholders, to issue up to 150,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock without any further vote or action by stockholders. These rights and preferences include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of the series. The issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that the holders will receive dividend payments and payments upon liquidation and could have the effect of delaying, deferring or preventing a change in control. At September 15, 2006, we had designated four classes of preferred stock as follows: 6,000,000 shares designated as Class A convertible preferred stock, with 4,425,285 shares issued, or committed to be issued, and outstanding; 5,000,000 shares designated as Class B convertible preferred stock, with no shares issued and outstanding; 1,200,000 shares designated as Class C convertible preferred stock, with no shares issued and outstanding; and 116,595,760 shares designated Class E convertible preferred stock, with 97,059,998 shares issued and outstanding. Each outstanding share of preferred stock (Classes A and E) is entitled to 5 votes per share and is convertible into 5 shares of common stock; provided, however, that the shares of Class E convertible preferred stock may not be converted until the date which is three years after their initial issuance, or December 9, 2008.

Options

We have no outstanding options to purchase shares of our common stock.

Registrar and Transfer Agent

Our registrar and transfer agent is Stalt, Inc., 671 Oak Grove Avenue, Suite C, Menlo Park, California 94075; telephone (650) 321-7111.

Dividend Policy

We have not adopted any policy regarding the payment of dividends on our common stock. We do not intend to pay any cash dividends on our common stock in the foreseeable future. We intend to invest all of our cash resources in developing our business.

Recent Sales of Unregistered Securities

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Through our subsidiaries, we own and operate thirteen pachinko stores as of June 30, 2006. This is our primary operating business. We operate a total of 4,290 Pachinko and Pachislot machines. We are constructing two new stores (Bando and Gyoda) which will be opened in October and December 2006. We expect to have about 600 Pachinko and Pachislot machines for each of these two new stores. Estimated total costs at completion for Bando and Gyoda are approximately $8,650,000 and $9,360,000, respectively. Construction costs incurred during the year ended June 30, 2006 for both stores in the amount of $3,790,000 were included in land and construction in progress. In addition to the two new stores which commenced their construction process, we are also planning three stores to be opened in 2007. These three stores are expected to operate about 700 to 800 Pachinko and Pachislot machines each. During the year ended June 30, 2006, the Company has incurred for these three sites $1,120,000, which is included in construction in progress. We plan to leverage our expertise and capitalize on new development opportunities to expand our operations in Japan.

Cyclical Nature of Business

The Company’s primary business involves gaming entertainment. During periods of recession or economic downturn, consumers may reduce or eliminate spending on gaming entertainment activities. In the event that any of the Company’s demographic markets suffer adverse economic conditions, the Company’s revenues may be materially adversely affected. In addition, the operations of the pachinko stores are typically seasonal in nature. The sales during the holiday seasons are higher than the regular months. The biggest holiday season in Japan lies in the end of December through the beginning of January. Additionally, revenues can fluctuate when a new type of pachinko machine is introduced at the stores.

Results of Operations

Year Ended June 30, 2006 Compared to Year Ended June 30, 2005

Operating Revenues and Costs

A summary of the gaming revenues for the years ended June 30, 2006 and 2005 are as follows:

	2006		2005
	Amount	Percentage	Amount	Percentage
Patron wagers (pay-ins)	$ 187,972,786	100.0%	$ 187,877,668	100.0%
Patron payouts	(165,276,608)	(87.9)	(166,343,692)	(88.5)
Gaming revenues	$ 22,696,178	12.1%	$ 21,533,976	11.5%

Consistent with the gaming industry, we report our revenues as the net of wagers less payouts. During the year, our gaming revenues increased from $21,533,976 in 2005 to $22,696,178 in 2006, an increase of 5.4%.

Our gross wagers increased by $95,118 or 0.05% from the year ending June 30, 2005 to $187,972,786 in the year ending June 30, 2006. The new store that opened in March 2005 contributed $28,892,726 to the increase in wagers. Four stores increased their gross wagers to a total of $29,541,223 for the year ended June 30, 2006, while nine stores decreased their gross wagers to $15,819,076.

Our payouts decreased by $1,067,084 or 0.6% from the year ending June 30, 2005 to $165,276,608 in the year ending June 30, 2006. Our payouts as a percentage of wagers slightly decreased from 88.5% in 2005 to 87.9% in 2006 due to a high payout rate campaign to promote the grand opening of two new stores in the year ended June 30, 2005, while no stores opened in the year ended June 30, 2006.

Cost of Revenues

Costs of revenues as a percentage of total revenues for the year ended June 30, 2006 and 2005 are as follows:

	2006	2005
Depreciation	32.2%	32.4%
Salaries & Wages	19.6%	21.6%
Facilities & other	19.8%	23.9%
Impairment of property and equipment	4.5%	12.4%
Total cost of revenues	76.1%	90.3%

Cost of revenues for the year ended June 30, 2006 decreased by $2,327,065 or 11.1% from $20,975,811 to $18,648,746 compared to the year ended June 30, 2005. As a percentage of revenues, our costs in the year ended June 30, 2006 decreased to 76.1% from 90.3% for the year ended June 30, 2005. The large contributors to this decrease are the facility and impairment cost in the year ended June 30, 2005, which included costs related to the opening of the new store in March 2005. Depreciation expense is accelerated in the year of acquisition for machines acquired. In addition, we provided impairments for machines which were removed from service prior to the end of their useful lives. Machine lives are generally two to three years, depending on technologies, playing habits and customer preference. We are experiencing high turnover of our machines because of player desires.

Marketing and Advertising Expense

Marketing and advertising expenses decreased by $161,103 from $1,086,925 for the year ended June 30, 2005 to $925,822 for the year ended June 30, 2006. The decrease is attributable to wide advertisement of the grand opening of the new stores that opened in July 2006 and March 2006, which occurred in the year ended June 30, 2005, while no stores opened in the year ended June 30, 2006. As a percentage of revenues, we spent 3.8 % and 4.7%, in the year ended June 30, 2006 and 2005.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2006 increased by $261,545 or 9.0% to $3,173,540 from $2,911,995 for the year ended June 30, 2005. General and administrative expenses for the year ended June 30, 2006 constituted 13.0% of revenues in comparison to 12.5% for the year ended June 30, 2005. The increase in general and administrative costs from the 2005 period can be attributed primarily to charges for professional fees in the aggregate amount of $856,255 related to the reverse merger in 2006, compared to $360,667 in 2005.

Other Income and Expenses

Interest expense increased by $107,537 to $1,679,624 in the year ended June 30, 2006, from $1,572,087 for the year ended June 30, 2005, an increase of 6.8%. The increase of interest expense is attributable to the increase of long term loans and lease contracts to acquire improvements and equipments in new stores opened in the year ended June 30, 2005.

Income Taxes

Provision for income taxes increased by $1,508,132 for the year ended June 30, 2006, from $863,331 of tax benefit to $644,801 of income tax expense. The increase in income tax expense was mainly attributable to the increased valuation allowance in the amount of $1,300,000 to offset the tax benefit of the net operating loss incurred in the United States for the year ended June 30, 2006.

Net loss

We incurred a net loss for the year ended June 30, 2006 of $2,098,887 versus net loss of $1,625,313 for the year ended June 30, 2005. This increase in net loss can be attributed to approximately $2,333,000 of one time reverse acquisition fees incurred during the year June 30, 2006 and increased income tax expense in the amount of $640,000 due to increased taxable income in the Japan operations.

Fourth Quarter Adjustment

During the quarterly period ended March 31, 2006, the Company inadvertently wrote off the 441 pachinko machines that were in storage, which are to be used in the new stores expected to open in fiscal 2007. In addition, the Company incorrectly reduced the carrying value of the pachinko machines through a charge to operations. These charges are deemed an error by management, not a change in estimate, and accordingly, a required restatement of previously reported amounts. During the fourth quarter ended June 30, 2006, management reversed the amounts that incorrectly reduced the carrying value of pachinko machines totaling $428,580.

Liquidity and Sources of Capital

Cash Flows

During the years ended June 30, 2006 and 2005, we generated $9,218,927 and $5,164,878 respectively, of cash flows from operating activities. Our cash provided by operating activities in fiscal 2006 and 2005 included non-cash depreciation and impairment losses aggregating $9,072,272 and $10,737,480 respectively.

During the years ended June 30, 2006 and 2005, we used cash of $11,562,618 and $2,525,213 respectively on investing activities. During such periods, we spent approximately $10,764,844 and $8,309,660 respectively, for capital additions. The 2006 expenditures included approximately $4,962,524 for the construction of the new stores which will be opened during the fiscal year ending June 30, 2007.

During the years ended June 30, 2006, we provided cash of $2,840,349 from financing activities. During this period, we borrowed $12,404,435 from four banks, and we repaid debt totaling $7,644,432. We used funds for construction of new stores. In fiscal 2005, we used cash in our financing activities in the amount of $238,267. We borrowed $11,129,322 and repaid long-term debt of $9,963,608 during the year ended June 30, 2005.

Liquidity

The Company has incurred losses during the year ended June 30, 2006 totaling approximately $2,099,000. The Company may continue to incur losses during fiscal 2007 largely due to start-up costs to be incurred with the new store expansions. At June 30, 2006, the Company has a working capital deficit of approximately $539,000. Furthermore, the Company is in the process of its store expansion, which it has remaining obligations under construction contracts of two new stores totaling $7,850,000 as of June 30, 2006. The Company requires additional capital lease, debt and/or equity financing of approximately $6,360,000 to acquire equipment and machines, as well as provide working capital to fund initial start-up costs associated with the two new store openings. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We have good relations with our banks in Japan. We believe PGMI will continue its growth and generate positive cash flows from operations to fund its daily operations and service its debt obligations. There are no assurances that we will be successful in our plans. No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty about obtaining cash required to pay obligations as they come due. Our independent registered public accounting firm has included an explanatory paragraph in their report regarding substantial doubt about our ability to continue as a going concern because of these matters as required by auditing standards generally accepted in the United States.

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

Going Concern Consideration

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of June 30, 2006, the Company has a working capital deficit totaling $539,093. Management believes the Company will continue its growth and generate positive cash flows from operations to fund its daily operations and service its remaining debt obligations. There are no assurances that management will be successful in its plans. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

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

Interest Rate Swap Agreements

Interest rate swap agreements and the hedged items are such that the hedges are considered effective against changes in the fair value of the debt due to changes in the benchmark interest rates over their terms. As a result, the shortcut method provided by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, is applied and there is no need to periodically reassess the effectiveness of the hedges during the terms of the swaps. Interest expense on the debt is adjusted to include net payments made or received under the swap agreements. The fair value of the swaps is carried as an asset or a liability in the consolidated balance sheet and the carrying value of the hedged debt is adjusted accordingly. The fair values of PGMI’s interest rate swaps are the estimated amounts it would receive or pay to terminate the agreements as of the reporting date as determined by the bank. As of June 30, 2006, the fair value of the outstanding swaps liability was $ 180,889.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements of PGMI, Inc., for its fiscal year ended June 30, 2006 are provided with this form 10-KSB and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 14, 2006, the Board of Directors of the Company approved a change in its independent registered public accounting firm.  The Board of Directors approved the dismissal of Pritchett, Siler & Hardy, P.C. (“Pritchett”) as PGMI’s independent registered public accounting firm and the selection of McKennon, Wilson & Morgan, LLP as their replacement.

Pritchett’s report on the financial statements of the Company for the last two fiscal years ended December 31, 2004 and 2003 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope, procedure or accounting.

During PGMI’s two most recent fiscal years ended December 31, 2004 and the subsequent interim periods through February 13, 2006, there were no disagreements between PGMI and Pritchett on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Pritchett’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with its reports on PGMI’s financial statements for such years, and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

In addition, during PGMI’s two most recent fiscal years ended December 31, 2004 and the subsequent interim periods through February 13, 2006, HAPS did not consult with McKennon, Wilson & Morgan, LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on PGMI’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES

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

In connection with its review of the our consolidated financial statements for the year ended June 30, 2005, McKennon, Wilson & Morgan LLP, the Company’s independent accountants, advised management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions.  McKennon, Wilson & Morgan LLP indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. We considered these matters in connection with the quarter-end closing of accounts and preparation of financial statements as and for the year ended June 30, 2006 and determined that no prior period financial statements were materially affected by such matters.

In response to the observations made by McKennon, Wilson & Morgan LLP, we will proceed more expeditiously with our existing plan to enhance our internal controls and procedures, which we believe addresses each of the matters raised by, McKennon, Wilson & Morgan LLP.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

Our executive officers and directors are as follows:

Name (1) (2)	Age	Position
Gakushin Kanemoto	79	Chairman of the Board, Chief Financial Officer and Director

Shinichi Kanemoto	49	Chief Executive Officer, President and Director

Eiichi Kanemoto	47	Secretary and Director

Mark Buck	61	Director

(1)  We presently have no executive committee, nominating committee or audit committee of the Board of Directors.
(2)  Our officers and directors hold office until their successors are elected and qualified, or until their death, resignation or removal.

The background and principal occupations of each director and officer of PGMI are as follows:

Gakushin Kanemoto.  Gakushin Kanemoto is the founder of our business in Japan, which he founded in 1951.  In December 1971 he established Marugin Co., Ltd., which became the operator of our stores. In June 2002, the name was changed to Marugin International, Inc.  Mr. Kanemoto currently serves as the Chairman and Chief Financial Officer of Marugin.  Mr. Gakushin Kanemoto is the father of Shinichi Kanemoto and Eiichi Kanemoto. Effective December 9, 2005, Mr. Gakushin Kanemoto became the Chairman of the Board, Chief Financial Officer, and a member of the Board of Directors of PGMI, Inc.

Shinichi Kanemoto.  Shinichi Kanemoto is the son of Mr. Gakushin Kanemoto.  He currently serves as the President and Chief Executive Officer of Marugin, positions he has held since 1993.  Mr. Kanemoto is also a member of the board of directors of Marugin.  Mr. Kanemoto originally joined Marugin in 1981, and was promoted to a Director in 1990, prior to being appointed to his current officer positions. Effective December 9, 2005, Mr. Shinichi Kanemoto became the President, Chief Executive Officer and a member of the Board of Directors of PGMI, Inc.

Eiichi Kanemoto.  Eiichi Kanemoto is the son of Mr. Gakushin Kanemoto.  He currently serves as our Executive Director, a position he was appointed to in 1993.  Mr. Kanemoto is also a member of the board of directors of Marugin.  Mr. Kanemoto originally joined Marugin in 1984, and was promoted to a Director in 1990, prior to being appointed to his current officer position.  Effective December 9, 2005, Mr. Eiichi Kanemoto became the Secretary and a member of the Board of Directors of PGMI, Inc.

Mark Buck.  Mr. Buck served as our President, Chief Executive Officer and Chief Financial Officer from March 2002 until December 9, 2005, and has been a member of our Board of Directors since March 2002.  Mr. Buck is also a commercial real estate broker specializing in sales and leasing.  He has worked for Commercial Real Estate Services in Honolulu, Hawaii since 1986 as Vice President of Marketing and Sales.  Mr. Buck has been an owner and partner in three small businesses that he later sold.

Until further determination by the Board, the full Board of Directors will undertake the duties of the Audit Committee, Compensation Committee and Nominating Committee of the Board of Directors.

Financial Expert

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Code of Business Conduct and Ethics

Our Board of Directors has approved a Code of Business Conduct and Ethics, which applies to all of our employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer and controller.  The Code of Business Conduct and Ethics addresses such topics as protection and proper use of our assets, compliance with applicable laws and regulations, accuracy and preservation of records, accounting and financial reporting, conflicts of interest and insider trading.  The Code of Business Conduct and Ethics is available free of charge to any shareholder who sends a request for a paper copy to PGMI, Inc., 5912 Bolsa Avenue, Suite 108, Huntington Beach, California 92649.

Section 16 Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class   of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership   of Securities) and 5  (Annual Statement   of Beneficial Ownership of Securities).  Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended June 30, 2006 beneficial owners complied with Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the total cash compensation, paid to or earned during each of our last three fiscal years by (i) our Chief Executive Officer and (ii) our other executive officer whose salary and bonus exceeded $100,000 for the fiscal year ended June 30, 2006 (collectively referred to herein as the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name & Position	Fiscal	Salary ($) (1)	Bonus ($) (1)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARS (#)	L/TIP Payouts ($)	All Other Compensation ($)(3)

Shinichi Kanemoto	06/30/2006	$310,249	0	0	0	0	0	0

(President and CEO)	06/30/2005	$342,593	0	0	0	0	0	0

	06/30/2004	$346,352	0	0	0	0	0	0

Eiichi Kanemoto	06/30/2006	$206,891	0	0	0	0	0	0

(Secretary)	06/30/2005	$228,395	0	0	0	0	0	0

	06/30/2004	$229,187	0	0	0	0	0	0

(1)           The salary and bonus figures represent the compensation paid to the Named Officers by our wholly-owned operating subsidiary, Marugin International, Inc. in their respective capacities as officers of such subsidiary.
(2)           We do not currently provide any contingent or deferred forms of compensation arrangements, annuities, pension or retirement benefits to its directors, officers or employees.

Director Compensation

We entered into an agreement with Mark Buck, our sole independent director, effective January 1, 2006, which continues until the last date of Mr. Buck's current term as a member of our Board of Directors. The Agreement will be automatically renewed in the event that Mr. Buck is reelected to our Board of Directors.

Pursuant to the agreement, Mr. Buck is paid an annual retainer of $18,000 and $500 per Board meeting attended.  The Agreement also provides that Mr. Buck shall receive an annual grant of stock options in an amount to be determined by the Board of Directors. No options have been granted to Mr. Buck as of June 30, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to the Company regarding the beneficial ownership of its capital stock as of June 30, 2006:

•      each person known to beneficially own more than five percent of a class of capital stock;
•      each officer and director of the Company (including proposed directors); and
•      all directors and executive officers as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Class E Convertible Preferred Stock	Gakushin Kanemoto	1,455,900 shares Chairman CFO and Director	15%

Class E Convertible Preferred Stock	Shinichi Kanemoto	38,823,999 shares President, CEO and Director	40%

Class E Convertible Preferred Stock	Eiichi Kanemoto	38,823,999 shares Secretary and Director	40%

Class E Convertible Preferred Stock	Mark Buck	No shares Director	0%

Class E Convertible Preferred Stock	Tomiko Hayakawa	1,455,900 shares 5% shareholder	15%

Class E Convertible Preferred Stock	Taiki Kanemoto	8,250,100 shares 5% shareholder	8.5%

Class E Convertible Preferred Stock	Kousei Kanemoto	8,250,100 shares 5% shareholder	8.5%

Class E Convertible Preferred Stock	All directors and named executive officers as a group (4 persons)	79,103,898 shares	81.5%

The above shares of Class E preferred stock represent 91.5% of the total voting power of all shares of capital stock.  There are no holders of our common stock which own five percent (5%) or more of the outstanding shares of common stock on a fully-diluted basis.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have borrowed money from certain of our major shareholders pursuant to unsecured promissory notes which are due June 1, 2012.  The aggregate outstanding principal balance as of June 30, 2006, is approximately $673,000.  The notes bear interest at the rate of 2% per annum, with interest payable month. Payments made during the years ended June 30, 2006 and 2005 were approximately $181,000 and $101,000, respectively. There were no new advances during these two fiscal years.

We also lease certain land and buildings from certain of our major shareholders.  The lease terms range from two (2) to five (5) years and expire through 2010.  Total payments made in connection with these leases for the years ended June 30, 2006 and 2005 were $102,064 and $124,120, respectively.  Our management believes these leases are near market rates.

ITEM 13. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following summarizes aggregate fees for professional audit services rendered by McKennon, Wilson & Morgan LLP during fiscal years ended May 31, 2006 and 2005:

	2006	2005
Audit Fees	$216,100	$201,000
Audit Related	-	-
Tax Fees	-	-
All Other Fees	10,000	-
Total Fees	$226,000	$201,000

Audit Fees pertain to the audit of our annual consolidated financial statements for fiscal year 2006 and 2005 and reviews of our quarterly consolidated financial statements during such fiscal years. All other fees for fiscal year 2006 relate to procedures performed in connection with the Company's reverse acquisition.

ITEM 7.  FINANCIAL STATEMENTS

PGMI, INC. (FORMERLY HAPS USA, INC.) AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
PGMI, Inc. and subsidiary

We have audited the accompanying consolidated balance sheet of PGMI, Inc. and subsidiary (the "Company") as of June 30, 2006, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for each of the two years in the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PGMI, Inc. and subsidiary as of June 30, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has incurred losses, has a working capital deficiency at June 30, 2006 and has commitments to fund new store expansions. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans with respect to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, PGMI, Inc. and subsidiary completed a reverse acquisition with HAPS USA, Inc., a blank-check company, on December 9, 2005. The financial statements previously reported by HAPS USA, Inc. were retroactively restated for all periods reported to reflect the historical consolidated financial position, results of operations and cash flows of PGMI, Inc. and subsidiaries.

  /s/ McKennon, Wilson & Morgan LLP

Irvine, California
September 25, 2006

PGMI, INC. (FORMERLY HAPS USA, INC.) AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

June 30, 2006
ASSETS (Note 6)
Current assets:
Cash	$8,185,205
Time deposit (Note 2)	1,353,310
Prizes	870,237
Cash surrender value of life insurance	659,990
Deferred income taxes (Note 9)	141,231
Prepaid expenses and other (Note 5)	653,118
Total current assets	11,863,091

Property and equipment, net (Note 4)	44,325,387
Deferred income taxes (Note 9)	1,309,534
Deposits and other assets (Note 5)	2,742,184
Total assets	$60,240,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,619,111
Accrued liabilities (Note 5)	1,626,453
Current portion of long-term debt (Note 6)	7,274,390
Current portion of capital lease obligations (Note 7)	1,789,383
Current portion of loan payable to shareholders (Note 11)	92,847
Total current liabilities	12,402,184

Long-term debt, net of current portion (Note 6)	34,322,060
Capital lease obligations, net of current portion (Note 7)	3,300,189
Non-current accrued liabilities (Notes 4, 5 and 6)	1,572,868
Loan payable to shareholders, net of current portion (Note 11)	580,296
Total liabilities	52,177,597

Shareholders’ Equity (Note 8):
Preferred stock, no par value, 150,000,000 shares authorized:
Class A convertible preferred stock, 6,000,000 shares designated, 4,425,285 shares issued and outstanding	2,333,683
Class B convertible preferred stock, 5,000,000 shares designated, no shares issued and outstanding	-
Class C convertible preferred stock, 1,200,000 shares designated, no shares issued and outstanding	-
Class E convertible preferred stock, 116,595,760 shares designated, 97,059,998 shares issued and outstanding	2,115,915
Common stock, no par value, 750,000,000 shares authorized, 23,258,671 shares issued and outstanding	195,892
Restricted retained earnings	109,141
Unrestricted retained earnings	3,089,603
Accumulated other comprehensive income	218,365
Total shareholders’ equity	8,062,599
Total liabilities and shareholders’ equity	$60,240,196

See accompanying notes to these consolidated financial statements.

PGMI, INC. (FORMERLY HAPS USA, INC.) AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Year Ended June 30, 2006	Year Ended June 30, 2005
REVENUES (Note 10):
Gaming	$22,696,178	$21,533,976
Other	1,788,968	1,703,920

Total revenues	24,485,146	23,237,896

COST OF REVENUES:
Salaries and wages	4,798,051	5,014,771
Depreciation	7,891,639	7,530,845
Facilities and other	4,854,019	5,553,971
Impairments of property and equipment	1,105,037	2,876,224
Total cost of revenues	18,648,746	20,975,811

Gross profit	5,836,400	2,262,085

OPERATING EXPENSES:
Marketing and advertising	925,822	1,086,925
General and administrative	3,173,540	2,911,995
Total operating expenses	4,099,362	3,998,920

Operating income (loss)	1,737,038	(1,736,835)

OTHER INCOME (EXPENSE):
Reverse acquisition fees (Notes 1 and 8)	(2,333,683)	-
Interest income	731	1,948
Interest expense	(1,679,624)	(1,572,087)
Other income (Notes 2 and 6)	822,914	895,058
Other expense	(1,462)	(76,728)
Total other expense	(3,191,124)	(751,809)

Loss before provision for income taxes	(1,454,086)	(2,488,644)

Provision (benefit) for income taxes	644,801	(863,331)

NET LOSS	$(2,098,887)	$(1,625,313)

Change in foreign currency translation	(450,626)	(128,942)

TOTAL COMPREHENSIVE LOSS	$(2,549,513)	$(1,754,255)

Basic and dilutive loss per common share:
Weighted average number of common shares Outstanding	11,380,773	N/A
Basic and dilutive net loss per common share	$(0.18)	N/A

See accompanying notes to these consolidated financial statements.

PGMI, INC. (FORMERLY HAPS USA, INC.) AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Class A Convertible Preferred Stock		Class E Convertible Preferred Stock		Common Stock		Restricted Retained	Unrestricted Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Earnings	Income (loss)	Totals
Beginning balances, as restated, as of July 1, 2004, for Class E Preferred shares issued to PGMI, Inc. shareholders in reverse acquisition and change in reporting entity (Note 1)	-	$-	97,059,998	$2,115,915	-	$-	$102,290	$6,926,546	$797,933	$9,942,684
Foreign currency translation	-	-	-	-	-	-	-	-	(128,942)	(128,942)
Net loss								(1,625,313)	-	(1,625,313)
Legal appropriations	-	-	-	-	-	-	4,676	(4,676)	-	-
Balances June 30, 2005	-	-	97,059,998	2,115,915	-	-	106,966	5,296,557	668,991	8,188,429
Shares retained by existing shareholders after reverse acquisition	3,018,760	-	-	-	18,848,746	-	-	(105,892)	-	(105,892)
Class A Convertible Preferred shares issued for reverse acquisition transaction fee	2,121,530	2,333,683	-	-	-	-	-	-	-	2,333,683
Conversion of Class A Convertible Preferred shares into common stock	(715,005)	-	-	-	3,575,025	-	-	-	-	-
Common stock issued for settlements of accounts payable	-	-	-	-	534,900	105,892	-	-	-	105,892
Stock issued for future services	-	-	-	-	300,000	90,000	-	-	-	90,000
Foreign currency translation	-	-	-	-	-	-	-	-	(450,626)	(450,626)
Net loss	-	-	-	-	-	-	-	(2,098,887)	-	(2,098,887)
Legal appropriations	-	-	-	-	-	-	2,175	(2,175)	-	-
Balances June 30, 2006 (Note 8)	4,425,285	$2,333,683	97,059,998	$2,115,915	23,258,671	$195,892	$109,141	$3,089,603	$218,365	$8,062,599

See accompanying notes to these consolidated financial statements.

PGMI, INC. (FORMERLY HAPS USA, INC.) AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2006	Year Ended June 30, 2005
Cash flows from operating activities:
Net loss	$(2,098,887)	$(1,625,313)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion expense	7,967,235	7,861,256
Impairment of property and equipment (Note 4)	1,105,037	2,876,224
Stock compensation (Note 8)	2,333,683
Gain on sale of investment (Note 1)	-	(497,680)
Gain on interest swap contracts (Note 6)	(650,235)	(173,565)
Changes in operating assets and liabilities:
Prizes	(312,728)	(141,822)
Deferred income taxes	354,872	(911,571)
Prepaid expenses and other	226,827	119,157
Accounts payable	(362,511)	(3,080,114)
Accrued liabilities	655,634	738,306
Net cash provided by operating activities	9,218,927	5,164,878

Cash flows from investing activities:
Capital expenditures	(10,764,844)	(8,309,660)
Time deposits and restricted cash	(536,238)	6,177,823
Proceeds from liquidation of investment	-	566,705
Other assets	(261,536)	(960,081)
Net cash used in investing activities	(11,562,618)	(2,525,213)

Cash flows from financing activities:
Payments on capital lease obligations	(1,738,690)	(1,302,971)
Borrowings of long-term debt	12,404,435	11,129,322
Payments on long-term debt	(7,644,432)	(9,963,608)
Payments on loan payable to shareholders	(180,964)	(101,010)
Net cash provided by (used in ) financing activities	2,840,349	(238,267)

Foreign currency effect on cash	(268,448)	(607,499)

Net increase in cash	228,210	1,793,899

Cash, beginning of year	7,956,995	6,163,096

Cash, end of year	$8,815,205	$7,956,995

Non-cash investing and financing transactions:
Allocation to restricted retained earnings under legal requirements	$2,175	$4,676
Purchases of equipment under capital leases	201,931	5,520,048
Increase in property and equipment due to asset retirement obligations	-	800,472
Common stock issued for future services	90,000	-
Cash paid for :
Interest	$1,685,394	$2,007,184
Income taxes	16,550	-

See accompanying notes to these consolidated financial statements.

PGMI, INC. (FORMERLY HAPS USA, INC.) AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

MARUGIN International, Inc., (“MARUGIN”), a Japanese corporation, was incorporated on December 22, 1972. On June 10, 2003, MARUGIN established PGMI, Inc. (“PGMI”), a Delaware corporation, to effect a share-exchange agreement with MARUGIN, whereby MARUGIN became a wholly-owned subsidiary of PGMI (collectively, the “Company”). The Company operated thirteen (13) stores and 4.290 machines as of June 30, 2006, which offers Pachinko (Japanese pinball) gaming entertainment, all of which except two are located in Nagano prefecture. In July 2004 and March 2005, the Company opened its two largest stores with 560 machines, each. In July 2005, the Company closed its smallest store which operated 138 machines. The Company receives income from cigarettes, non-alcoholic beverages and sundry items, as well as one small batting cage and a bowling alley. Japanese law regulates Pachinko gaming and the local police enforce laws. Pachinko gaming is one of the largest business segments in Japan.

Acquisition

On December 9, 2005, pursuant to an Agreement and Plan of Reorganization dated October 27, 2005 (the “Agreement”) by and among HAPS USA, Inc. (“HAPS”), PGMI, Inc., a Delaware corporation (“PGMI”) and all of the stockholders of PGMI, HAPS acquired all of the issued and outstanding shares of PGMI in exchange for an aggregate of 97,059,998 shares of the Company’s Class E Preferred Stock, or approximately 91.5% of the voting stock on a fully-diluted basis (see Note 8 for designations).  The Company incurred a 2% merger fee in the form of Class A Preferred Stock (Note 8) with a value of $2,333,683 in connection with this transaction, which was charged to expense.

At the time of acquisition, HAPS had no revenues and no significant assets or liabilities.  It was considered a blank-check company prior to the acquisition.  The acquisition of PGMI by HAPS was accounted for as a reverse acquisition, whereby the assets and liabilities of PGMI were reported at their historical cost.  The net liabilities of HAPS were recorded at fair value on December 9, 2005, the date of close, totaling approximately $105,892.  The effects of stockholders’ equity will be reported as a recapitalization.  No goodwill will be recorded in connection with the reverse acquisition.  The reverse acquisition resulted in a change in reporting entity of HAPS for accounting and reporting purposes.  Accordingly, the financial statements reported herein have retroactively restated for all periods presented to report the historical financial position, results of operations and of cash flows of PGMI.

The unaudited pro forma balance sheet data are not significant because of the lack of operating assets and liabilities of HAPS. The pro forma results of operations, assuming the acquisition was completed at the beginning of the reporting period, would have caused our net losses to increase, but not materially, because of the limited operating losses reported by HAPS.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Acquisition of Entity Under Common Control and Principles of Consolidation

The acquisition of MARUGIN by PGMI was accounted for at historical cost because the entities are under common control. The consolidated results of operations for the periods reported herein include the historical results of operations of MARUGIN and PGMI since June 10, 2003. All share data have been retroactively restated to reflect that of PGMI. All significant inter-company transactions have been eliminated in consolidation.

Management’s Plans

The Company has incurred losses during the year ended June 30, 2006 totaling approximately $2,099,000. The Company may continue to incur losses during fiscal 2007 largely due to start-up costs to be incurred with the new store expansions. At June 30, 2006, the Company has a working capital deficit of approximately $539,000. Furthermore, the Company is in the process of its store expansion, which it has remaining obligations under construction contracts of two new stores totaling $7,850,000 as of June 30, 2006. The Company requires additional capital lease, debt and/or equity financing of approximately $6,360,000 to acquire equipment and machines, as well as provide working capital to fund initial start-up costs associated with the two new store openings. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management has historically had good relations with its banks and management believes that certain notes payable will be refinanced in the normal course of business based on historical actions. Management is seeking equity financing of approximately $5,000,000. Management has historically had good relations with its financing sources and they have been successful in obtaining financing from traditional sources in Japan at historically low interest rates. There are no absolute assurances that management will continue to be successful in refinancing the notes or raising additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates made by management include the evaluation of impairment of property and equipment, cost of swap contracts, valuation of series A convertible preferred stock, and valuation allowances for deferred tax assets. Management believes that their estimates are reasonable.

Fair Value of Financial Instruments

Financial instruments consist of cash, time deposits, accounts payable, short and long-term debt.  The fair value of financial instruments approximated their carrying values at June 30, 2006.

Cash Equivalents

The Company considers highly liquid investments with an original maturity of 90 days or less from the purchase date to be cash equivalents. During the periods presented, there were no cash equivalents outstanding.

The Company maintains deposits in the United States and Japanese banks which are not federally insured.

Time Deposits

The Company invests in time deposits with original maturities of one to three years. Time deposits maturing in excess of one year from the balance sheet date are classified as long-term time deposits. At June 30, 2006 interest rates on certificates of deposits were 0.03% to 0.07%. Time deposits are carried at cost.

Prizes

Prizes consist of gaming prizes and sundry items and are stated at cost.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Interest costs related to construction projects is capitalized. Major betterments are capitalized, while routine repairs and maintenance are charged to expense when incurred. Depreciation, which includes assets under capital leases, is computed using the straight-line method or an accelerated method over the following estimated useful lives:

Buildings and improvements	3 to 28 years
Pachinko machines and equipment	2 to 10 years
Leasehold improvements	Estimated life of asset or term of lease, whichever is shorter

When purchased new, pachinko machines generally have a useful life of two (2) to three (3) years; however, technology changes and changes in patron playing habits may cause pachinko machines to become underutilized. Management evaluates utilization of machines daily. In the event certain machines become underutilized, management must sell or dispose of the assets, and replace these as determined economical by management. Historically, sales proceeds from machines have been minimal.

Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations,” requires that a liability for the fair value of an asset retirement obligation be recognized in the period which it is incurred, with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS No. 143 for all periods presented, the effects of which are discussed in Note 4.

SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets, such as property and equipment and purchased intangibles subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or at least annually. Recoverability of the asset is measured by comparison of its carrying amount to undiscounted future net cash flows the asset is expected to generate. Specifically, management projects undiscounted cash flows expected over the period to be benefited. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value. Estimates of expected future cash flows represent management’s best estimate based on currently available information and reasonable and supportable assumptions. Any impairment recognized in accordance with SFAS No. 144 is permanent and may not be restored. See Note 4 for discussion of impairments of property and equipment.

Lease Accounting

The Company lease land and certain equipment used in its operations. Some land lease have definite terms specified under the agreements, which is generally twenty (20) years, and some lease have no specified term or no written contract, whereby the lessee has rights to use the land indefinitely, so long as rental payments are made timely. All land leases are accounted for as operating lease as defined under SFAS No. 13 “Accounting for Leases”. Equipment leases generally have terms of four (4) to five (5) years, which generally represent to life of the assets. Accordingly, all significant leases are accounted for as capital leases. Buildings and improvements on leased land are generally amortized over the term of lease of twenty (20) years, unless the life of the assets is less. Buildings and improvements on leased land whereby there is no specified term are generally depreciated over the estimated life of the asset.

Investment

On October 1, 2004, an investment partnership was terminated and Marugin received $566,705 resulting in a gain from this investment in the amount of $497,680 during the year ended June 30, 2005, which is included in other income in the accompanying consolidated statement of operations and comprehensive loss.

Use Taxes

Japanese use taxes are imposed on all revenue and purchase transactions at 5%. The Company records use taxes payable based on wagers. In addition, the Company records a receivable for use taxes based on purchases. At each reporting date, the Company records an offset to the use taxes payable. The Company may have a use tax payable or receivable at its reporting dates. The Company records use taxes on a net, not gross basis.

Debt Issue and Interest Swap Costs

Costs paid in connection with borrowings are capitalized and amortized over the term of the debt using the effective interest method.

Costs of interest swap agreements are capitalized and amortized over the terms of the interest swap agreements (see Note 6).

Interest Rate Swap Agreements

Interest rate swap agreements (see Note 6) are considered ineffective against changes in the fair value of the debt due to changes in the benchmark interest rates over their terms. As a result, as provided by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, changes in fair value of these derivative instruments are recorded as gains and losses in the accompanying consolidated statements of operations and comprehensive loss as other income (expense). The fair value of the swaps is carried as an asset or a liability in the consolidated balance sheet and the carrying value of the hedged debt is adjusted accordingly.  The fair values of the Company’s interest rate swaps are the estimated amounts it would receive or pay to terminate the agreements as of the reporting date.

Revenue Recognition

Revenues from pachinko and pachislot games represent the gross pay-ins, less payouts to customers.  Revenues are recorded when cash is received for game balls or game tokens when rented to the patrons.

Payouts are recorded when the token prizes are purchased back from the exchangers.  Other revenues for beverage are recognized at the time of sale.  Deferred revenues consist of payments received by the Company related to the exclusive rights for beverage and food vending machines to third-party vendors, and unredeemed prizes as well as, unused prepaid cards. The revenues of the exclusive rights are recognized either over the term of the contract or based upon an agreed upon percentage of disbursements from the vending machines.

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the years ended June 30, 2006 and 2005 were $925,761 and $725,043, respectively.

Foreign Currency

The functional currency of the Company is the Japanese Yen. The financial statements of the Company are translated into United States Dollars (the reporting currency) at year-end exchange rates for assets and liabilities, and weighted-average exchange rate for revenues and expenses. The resulting translation adjustments are recorded as a component of other comprehensive loss reflected on the consolidated statements of operations and comprehensive loss, and the consolidated statements of shareholders’ equity. Transaction gains and losses, if any, in foreign currencies are reflected in operations. During the years ended June 30, 2006 and 2005, there were no foreign currency transaction gains or losses.

Income Taxes

The Company accounts for its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company and its subsidiaries file separate national and local income tax returns in Japan and the United States of America.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources, including foreign currency translation adjustments. Accumulated other comprehensive loss at June 30, 2006, consisted of cumulative foreign currency translation gains of $218,365, a decrease of $450,626 during the year ended June 30, 2006.

Per Share information

The Company presents basic earnings per share ("EPS") and diluted EPS on the face of all statements of operations. Basic EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issue able through stock options, warrants, and other convertible securities that are exercisable during or after the reporting period. In the event of a net loss, such incremental shares are not included in EPS since their effects are anti-dilutive.

The following is a table of common stock equivalents for the years ended June 30, 2006 and 2005, which were not considered in the calculation of diluted net loss per share as the effects would have been anti-dilutive:

	2006	2005
Shares used in the calculation of basic EPS, as reported	11,380,773	-
Effects of series A convertible preferred	22,126,425	-
Effects of series E convertible preferred	485,299,990	485,299,990
Shares used in the calculation of diluted EPS	518,807,188	485,299,990

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revises SFAS No. 123. SFAS No. 123(R) is effective for annual periods that begin after June 15, 2005 and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This expense will be recognized over the period during which an employee is required to provide services in exchange for the award. Currently, the Company does not have any outstanding stock options, and as such, SFAS No. 123(R) will not have an impact on the consolidated financial statements.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which becomes effective for annual periods beginning after December 15, 2005, our fiscal 2007. This Statement requires that a voluntary change in accounting principle be retrospectively applied to prior period’s financial statements unless it is impractible to do so. Our financial statements will be affected by SFAS No. 154 only if we voluntarily change an accounting principle or correct an error in previously issued statements.

In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”) which becomes effective for fiscal years beginning after December 15, 2006. While we have not fully assessed the potential impact on our financial statements of adopting the interpretation in fiscal 2008, we do not believe the impact will be material. FIN No. 48 clarifies the accounting in accordance with SFAS No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

NOTE 3 - RISKS AND UNCERTAINTIES

Innovations in Technologies

The Company’s gaming machines are subject to new innovations and changes in entertainment experiences. Pachinko machines vary widely in price and expected life. Rapid changes in demand will render a machine under-producing and potentially obsolete.

Cyclical Nature of Business

The Company’s primary business involves gaming entertainment. During periods of recession or economic downturn, consumers may reduce or eliminate spending on gaming entertainment activities. In the event that any of the Company’s demographic markets suffer adverse economic conditions, the Company’s revenues may be materially adversely affected. In addition, the operations of the pachinko stores are typically seasonal in nature. The sales during the holiday seasons are higher than the regular months. The biggest holiday season in Japan lies in the end of December through the beginning of January. Additionally, revenues can fluctuate when a new type of pachinko machine is introduced at the stores.

Japanese Gaming Regulation

The Company’s business is regulated. The Entertainment Establishment Control Law (“EECL”) governs a variety of entertainment establishments, including pachinko and pachislot stores. The National Public Safety Commission (“NPSC”) sets out the general standard of the pachinko stores within the scope of EECL. The ability of the Company to remain in business and to operate profitably depends upon the Company’s ability to satisfy all applicable NPSC gaming laws and regulations governed by EECL.

Political Climate

The Company’s ability to remain in the gaming business depends on the continued political acceptability of pachinko gaming activities to both the public and governmental officials. In addition, the gaming laws regulate payout rates which, if altered, may diminish the Company’s profitability. Management is aware of nothing to indicate that NPSC officials will change its policies toward gaming activities in general; however, there are no assurances that such policies will not be changed. Any substantial, unfavorable change in the enabling laws or tax rates on gaming revenues could make the Company’s business substantially more onerous, less profitable or illegal, which would have a material adverse effect on the Company’s business.

Competition

The Company faces substantial competition in each of the markets in which its gaming facilities are located. Some of the competitors have significantly greater name recognition and financial and marketing resources than the Company. Such competition results, in part, from the geographic concentration of competitors. All of the Company’s gaming operations primarily compete with other gaming operations in their geographic areas. New expansion and development activity is occurring in each of the relevant markets, which may be expected to intensify competitive pressures.

Foreign Currency

Since the local currency is the Japanese Yen, the Company may experience significant fluctuations in the value of reported assets and liabilities in United States Dollars. The exchange rate on June 30, 2006 used for translation of assets and liabilities was 116.32. The average rates during the years ended June 30, 2006 and 2005, used to translate income and expense accounts, were 114.94 and 106.92, respectively. As of September 25, 2006, the exchange rate was 116.60.

NOTE 4 - PROPERTY AND EQUIPMENT

 At June 30, 2006, property and equipment consisted of the following:

Land	$15,985,199
Buildings and improvements	25,427,940
Leasehold improvements	12,384,405
Pachinko machines and computer equipment	28,077,514
Construction in progress	3,350,166
85,225,224
Less accumulated depreciation and impairments	(40,899,837)
$44,325,387

Land Acquisitions

During the year ended June 30, 2006, the Company acquired several parcels of land for use in the construction of one new store. The aggregate purchase price was $1,612,358, including commissions of $302,911.

Construction in Progress

From time to time, the Company enters into contracts for design, construction and exterior finishing of its stores. During the year ended June 30, 2006, management entered into contracts for the design and construction of two new stores aggregating approximately $11,650,000. Management commenced planning of Bando store in February 2006 and they expect to open the store in October 2006. Management commenced planning of Gyoda store in November 2005 and they expect to open this store in December 2006. Additionally, the Company acquired land and land lease rights for its Bando location. During the year ended June 30, 2006, the Company has incurred construction costs including the acquisition of the land for Bando and Gyoda amounting to approximately $1,640,000 and $2,150,000, respectively. Total estimated costs at completion for Bando and Gyoda are approximately $8,650,000 and $9,360,000, respectively.

The Company commenced planning of three other stores, Toyota, Tenri, and Hikone during the fiscal year ended June 30, 2006. The Company paid monies for land deposits and commissions to intermediaries related to the sites. In addition, the Company entered into contracts for the construction of the sites; however, the contracts are not final unless certain conditions such as the permits to develop are granted. During the year ended June 30, 2006, the Company incurred costs related to these three sites amounting to approximately $1,120,000.

Impairment of long- Lived Assets

No impairments of land and buildings were recorded by management during the year ended June 30, 2006. During the year ended June 30, 2005, the Company impaired land and building at two stores resulting in loss of $738,871, because of declining estimated cash flows.

Other Impairments

As discussed in Note 2, pachinko machines that are under utilized because of change in players’ habits are generally retired before the end of the machine lives. During the years ended June 30, 2006 and 2005, the Company impaired and retired pachinko and pachislot machines prior to the end of their useful lives resulting in losses of $1,105,037 and $2,137,353, respectively. The machine impairments in fiscal 2005 primarily related to the early disposition of newly acquired machines to open the two new stores which commenced in July 2004 and March 2005.

Asset Retirement Obligations

The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” during fiscal year 2003 and applied this change retroactively to all previous years effected. The statement requires that a liability for the fair value of an asset retirement obligation be recognized in the period which it is incurred, with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the useful life of the related asset. Changes in the asset retirement obligation resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as an accretion expense. Under certain lease agreements in which the Company leases land, while owning the building and/or parking lot located on that land, the Company is required to return the land to its original condition at the end of the land lease term. The lessor has the option to require the Company to return the land to its original condition. It has been determined that in all cases the lessors will require the Company to restore the land. The Company used an average risk free rate of 2.25% to discount the estimated obligations and a 20-year useful life for their retired assets in computing the net retirement obligations as of June 30, 2006.

SFAS No. 143 has resulted in the establishment of $1,092,185 of costs to long-lived assets under leasehold improvements. Accretion expense for the years ended June 30, 2006 and 2005, were $26,770 and $14,933, respectively. At June 30, 2006, the Company has aggregate non-current accrued liabilities amounting to $1,202,072.

The reconciliation of the asset retirement obligation for the year ended June 30, 2006 is as follows:

Balance, July 1, 2005 - foreign currency effected	$1,175,302
Liability accrued	-
Accretion expense	26,770

Balance, June 30, 2006	$1,202,072

Depreciation

Depreciation expense charged to operations related to property and equipment during the years ended June 30, 2006 and 2005 was $7,891,639 and $7,720,727, respectively.

NOTE 5 - BALANCE SHEET DATA

At June 30, 2006, prepaid expenses and other consisted of the following:

Prepaid interest-current	$335,591
Prepaid rent	169,473
Professional fees	115,000
Other	33,054

$653,118
At June 30, 2006, deposits and other assets consisted of the following:

Deposits	$1,040,552
Unamortized interest swap cost	692,065
Debt issue costs	660,574
Long-term savings account	165,741
Prepaid interest non-current	153,488
Other	29,764

$2,742,184

At June 30, 2006, accrued liabilities consisted of the following:

Use taxes payable	$342,753
Income taxes payable	268,853
Professional fees	293,105
Deferred revenue	243,849
Salaries and related benefits	146,631
Reserve for bonuses	101,711
Utilities	80,717
Property tax	75,533
Other	73,301

$1,626,453

At June 30, 2006, non-current accrued liabilities consisted of the following:

Asset retirement obligations	$1,202,072
Interest swap liability	180,889
Benefit plan obligation	189,907

$1,572,868

NOTE 6 - LONG-TERM DEBT

Long-Term Debt

Long-term debt at June 30, 2006、 consisted of the following:

Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $7,170 to $17,916, interest at 3.175%-3.425% per annum, due 2006 through 2014, secured by land and buildings, guaranteed by officers	$3,135,781

Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $3,078 to $71,699, interest at 2.375%-3.375% per annum, due 2006 through 2012, secured by land and buildings, guaranteed by officers	5,266,781
Loans (two) payable to finance company, payable monthly in principal and interest installments of $27,591 and $45,725, interest at 2.47% and 4.0% per annum, due 2006 through 2012, secured by real property, guaranteed by officers	3,490,318
Notes payable to commercial bank, principal due in January 2008, interest at 2.5% per annum, secured by land and buildings, guaranteed by officers	9,852,132
Bond payable to commercial bank, payable semiannually in principal of $429,849, coupon interest at 0.9% per annum, guarantee fee at 1.4%, due 2006 through 2011, with a lump-sum payment of $859,698 in March 2011, unsecured. See interest swap agreements discussed below	4,728,336
Bond payable to commercial bank, payable semiannually in principal of $322,387, initially coupon interest at 0.21% per annum, thereafter variable (Nikkei Quick DM131) plus 0.1% per annum at thereafter, guarantee fee at 1.1%, due 2006 through 2012, with a lump-sum payment of $107,462 in December 2012	3,976,100
Loans payable to commercial bank, payable monthly in principal and interest installments from $4,298 to $28,628, interest at 2.5% and 3.75% per annum, due 2006 through 2012, unsecured, guaranteed by officers	2,813,970
Loan payable to commercial bank, payable monthly in principal and interest installments of $4,986, interest at 4.5% per annum, due 2006 through 2008, unsecured, guaranteed by officers	111,419
Loan payable to commercial bank, payable monthly in principal and interest installment of $28,654, interest at 3.5% per annum, due 2006 through 2010, unsecured, guaranteed by officers	1,318,243
Loan payable to commercial bank, monthly in principal and interest installment of $25,791, interest at 2.425% per annum, due 2006 through 2007 with a lump-sum payment of $42,985 in November 2007, unsecured, guaranteed by officers	455,640
Bond payable to commercial bank, payable semiannually in principal of $483,580, coupon interest at 1.54% guarantee fee at 1.65% per annum, due 2006 through 2013, with a lump-sum payment of $644,773 in March 2013, unsecured. See interest swap agreements discussed below	6,447,730

Total long-term debt	41,596,450

Less current portion	(7,274,390)
Long-term debt, net of current portion	$34,322,060

Bond Payable

On March 24, 2004, MARUGIN issued a bond payable in the amount of approximately $6,500,000 (¥700,000,000), which bears a coupon rate of 0.9% and matures on March 24, 2011. In connection with the above obligations, the Company was required to enter into three (3) interest swap arrangements (see next paragraph). In addition, it was required to pay debt issue costs of approximately $280,000. The unamortized cost was $157,707 as of June 30, 2006. The effective interest rate is 4.49%. The bonds are unsecured.

On December 30, 2005, the Company issued a bond payable in the amount of approximately $4,300,000 (¥500,000,000), which bears initially a coupon rate of 0.21%, thereafter variable (Nikkei Quick DM 131) + 0.1%, and guarantee fee at 1.1% per annum and matures December 25, 2012. In addition, it was required to pay bond issue cost of $242,606. The unamortized cost was $212,281 as of June 30, 2006. The effective interest rate is 3.59%. The bonds are unsecured.

On March 31, 2006, the Company issued a bond payable in the amount of approximately $6,500,000 (¥750,000,000), which bears a coupon rate of 1.54% and guarantee fee at 1.65% per annum and matures on March 24, 2011. In addition, it was required to pay bond issue cost of $309,957. The unamortized cost was $290,584 as of June 30, 2006. The effective interest rate is 3.79%. The bonds are unsecured.

Interest Swap Agreements

MARUGIN entered into two interest rate swap agreements in 2003 and an interest rate swap agreement in 2004 with a commercial bank. First, MARUGIN entered into an agreement in the face amount of ¥1,100,000,000 (approximately $10,150,000), which expires on July 20, 2010. In connection therewith, MARUGIN agreed to pay interest at 1.555%, per annum on the face amount, offset by the receipt of interest at the 3-month TIBOR ("Tokyo Interbank Offered Rate") (0.12% per annum at June 30, 2006). Interest payments commenced on October 20, 2004 and are payable every three (3) months thereafter until expiration. The notional amount does not decline over the term of the agreement.

Secondly, MARUGIN entered into an agreement in the face amount of ¥200,000,000 (approximately $1,840,000), which expires on September 27, 2010. In connection therewith, MARUGIN agreed to a contract to pay interest at 1.97% per annum on the face amount, offset by the receipt of interest at the 3-month TIBOR. Interest payments commenced on December 25, 2003 and are payable every three (3) months thereafter until expiration. The notional amount does not decline over the term of the agreement.

Lastly, MARUGIN entered into an interest rate swap agreement in the face amount of ¥350,000,000 (approximately $3,230,000), which expires on June 24, 2011. In connection therewith, MARUGIN agreed to a contract to pay interest at 2.275%, per annum on the face amount, offset by the receipt of interest at the 3-month TIBOR. Interest payments will commence on September 24, 2005 and are payable every three (3) months thereafter until expiration. the notional amount declines over the term of the agreement.

The Company entered into the interest swap contracts to obtain financing, and therefore, effectively a cost of the borrowings.  On the date the contracts were executed, the fair value of the contract was a cost and liability in the amount of approximately $1,031,000.  The fair values of MARUGIN’s interest rate swaps are the estimated amounts it would receive or pay to terminate the agreements as of the reporting dates as determined by the bank.  As of June 30, 2006, the fair value of the outstanding interest swaps was a liability in the amount of $180,889.   During the years ended June 30, 2006 and 2005, the Company recorded an unrealized gain totaling $650,244 and $173,565. Unamortized cost is $692,065 at June 30, 2006, and amortization in 2006 and 2005 was approximately $152,000 and $145,000 respectively. The effective interest cost of the related debt, after considering the costs of the interest swaps and debt issue costs is approximately 6.72%
Future annual minimum principal payments under long-term debt contracts as of June 30, 2006 are as follows:

Years ending June 30,
2007	$7,274,390
2008	15,891,394
2009	4,775,971
2010	4,575,395
2011	3,996,106
Thereafter	5,083,194

Total long-term debt	$41,596,450

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Guarantees

During the normal course of business, the Company’s shareholders and officers have made certain guarantees under which it may be required to make payments in relation to certain Company transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of California and Japan. Historically, the Company nor its shareholders and officers have been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

Benefit Plan Obligation

The Company’s benefit plan was terminated during the fiscal year 2005 as the size of the Company grew and it was no longer eligible to participate in the small business plan. Participant accounts were deposited with the Company, as trustee, until it sponsors a new plan. The participants’ assets were deposited into a time deposit, earning interest and the benefit obligation in reflected as a non-current liability (Note 5). No contributions were made during the years presented.

Consulting Agreement

On June 1, 2002, MARUGIN entered into an annual agreement with a company which requires payments of approximately $11,000 per month. The contract will be renewed annually and currently expires on
June 1, 2005. The Company provides information technology and management consulting to MARUGIN. During the years ended June 30, 2006 and 2005, the Company incurred expenses of $125,283 and $123,924, respectively.

Directors Agreement

On January, 1, 2006, management entered into a director agreement for a period of one year, renewable annually by mutual consent if the director is re-elected. In connection therewith, the Company will pay the director a retainer of $1,500 per month plus $500 per meeting attended and reimbursement of out of pocket expenses.

On June 17, 2003, the Company retained one outside director for a US subsidiary.  The agreement provided for an annual payment of $150,000, plus reimbursement of reasonable expenses. The agreement expired on June 16, 2004.  Another agreement was executed which paid $10,000, and had contingent consideration which was not met; the agreement was cancelled. On March 1, 2005, a new agreement was executed with this director, as well as one other director, which provide for annual compensation of $100,000, plus reasonable expenses. During the year ended June 30, 2005, the Company paid and incurred $50,000 to one director. During the year ended June 30, 2006, the Company paid and incurred an aggregate of $220,000 to these two directors.

Capital Leases

The Company leases equipment under leases that qualify as capital leases. These leases are for a term of five years and expire in March 2009. Future annual minimum lease payments for equipment accounted for as capital leases as of June 30, 2006 are as follows:

Years ending June 30,
2007	$1,965,456
2008	1,734,510
2009	1,453,310
2010	268,513

Total minimum lease payments	5,421,789
Less amounts representing interest	(332,217)

Present value of future minimum lease payments	5,089,572
Less current portion of capital lease obligations	(1,789,383)

Capital lease obligations, net of current portion	$3,300,189

Interest expense related to capital lease obligations amounted to $246,206 and $245,226 during the years ended June 30, 2006 and 2005, respectively.

Property and equipment at June 30, 2006, include the following amounts for capitalized leases:

Equipment under capital leases	$7,123,594
Less accumulated depreciation	(2,846,702)

Equipment under capital leases, net	$4,276,892

Operating Leases

The Company leases land for four (4) of its existing stores, whereby it has incurred the costs of the buildings and improvements. The Company also leases land at six (6) other existing locations for store parking lots. Minimum monthly rental payments under these leases range from $22 to $30,712 per month, aggregating total payments of $79,110 per month. Under Japanese custom, if significant improvements are made to the leased land, the land leases are required to be extended by the lessor for as long as the Company is in operation. The Company has made significant modifications to the land through construction of buildings and parking lots. Thus, the terms of the land leases in most cases are continuous; however, certain leases, in fact, specify land lease terms from 1 year to 30 years. The Company also leases land from two of its officers. The monthly lease payments to the officers are $8,505 and the contracts expire on April 30, 2007 and June 30, 2008 (Note 11). For the years ended June 30, 2006 and 2005, total rental expense under all land leases was approximately $1,141,492 and $1,000,657, respectively.

Future annual minimum payments under non-cancelable operating leases as of June 30, 2006, are as follows:

Years ending June 30,
2007	$861,901
2008	824,742
2009	771,582
2010	768,743
2011	768,657
Thereafter	10,377,664
Total future annual minimum lease payments	$14,373,289

NOTE 8 - SHAREHOLDERS' EQUITY

Restricted Retained Earnings

As required under Japanese laws, the Company must accumulate 10% of dividends paid until restricted retained earnings amounts to 25% of common stock. As of June 30, 2006, the Company was in satisfaction of this requirement.

Class A Convertible Preferred Stock

Each share of Class A convertible preferred stock is convertible into five shares of common stock.  In addition, each share of Class A convertible preferred stock is entitled to five votes. 2,121,530 shares of Class A convertible preferred stock were issued to a placement agent in connection with the reverse acquisition. The shares were valued at $2,333,683 based on the average closing price of the Company’s common stock for a period of time before and after the merger, including a 10% discount. No liquidation preference exists and no dividends shall accrue under the Class A convertible preferred stock.

During the year ended June 30, 2006, the holders of the Class A convertible preferred stock converted 715,005 shares of Class A convertible preferred stock into 3,575,025 shares of common stock.

Class E Convertible Preferred Stock

Each share of Class E convertible preferred stock is convertible into five shares of common stock, commencing on December 9, 2008.  As a result of this transaction, PGMI is now wholly-owned subsidiary, and the PGMI Stockholders own approximately 91.5% of the Company’s voting stock, on a fully-diluted basis.  In addition, each share of Class E convertible preferred stock is entitled to five (5) votes.  No liquidation preference exists and no dividends shall accrue under the Class E convertible preferred stock.

Dividends

During the years ended June 30, 2006 and 2005, the Company did not pay cash dividends.

Common Stock

During the year ended June 30, 2006, the Company issued 300,000 share of common stock for future services related to investor relations on behalf of the Company. The services commenced in July 2006. Accordingly, the estimated fair value of the common stock of $90,000 or $0.30 per share based on the closing price on the date of issuance and has been reflected in prepaids and other current assets as of June 30, 2006. See Note 12 for issuance of additional stock to the investor relations company subsequent to year end.

NOTE 9 - INCOME TAXES

The following summarizes the provision (benefit) for income taxes for the years ended June 30, 2006 and 2005:

	2006	2005
Current -
Foreign	$289,929		$48,240
Deferred -
Foreign	354,872		(911,571)

Provision (benefit) for income taxes	$644,801	$	(863,331)

A reconciliation of the expected statutory national income tax provision to the provision (benefit) for income taxes for the years ended June 30, 2006 and 2005, is as follows:

	2006	2005
Provision for income taxes at a federal statutory rate	30.0%	30.0%
Increase (reduction) in income taxes resulting from:
Local income taxes, net of national benefit	9.6%	9.0%
Permanent items not deductible for income tax purposes	6.0%	(0.9%)
Increase in valuation allowance	(89.9%)	(4.5%)
Provision (benefit) for income taxes	(44.3%)	(33.6%)

At June 30, 2006 significant components of the Company's net deferred taxes are as follows:

2006
Deferred tax assets (liabilities)-
Current assets - accrued liabilities and deferred revenue	$141,231

Noncurrent assets:
Impairment charges	1,293,481
Depreciation and other	568,832
Net operating loss carryforward - United States	1,901,339
Less - valuation allowance	(1,901,339)
Total noncurrent deferred tax assets	1,862,313
Noncurrent liabilities:
Interest swap liability	(274,058)
Other	(278,721)
Total noncurrent deferred tax liabilities	(552,779)
Net noncurrent deferred tax assets	$1,309,534

Management increased its valuation allowance by $1,307,224 and $112,291 during the years ended June 30, 2006 and 2005, respectively, for certain expenses paid in the United States that will not be deductible in Japan. At the present time, management cannot determine if there will be income in the United States to offset such expenses, which will be carried forward as net operating losses. As of June 30, 2006, the net operating losses begin to expire in eighteen years for United States federal tax purposes and three years for the State of California tax purposes. Prior year net operating loss carryforward in Japan in the amount of $1,789,765 was fully utilized in June 30, 2006.

NOTE 10 - GAMING OPERATIONS

The Company derives revenue primarily from the operation of pachinko and pachislot games. The Company is subject to annual licensing requirements established by the Prefectural Public Safety Commission. The Company must renew this license yearly to operate. The Company pays sales taxes of 5% of net revenues. A summary of gross wagers, less winning patron payouts, for the years ended June 30, 2006 and 2005, are as follows:

	2006	2005
Gross Wagers	$187,972,786	$187,877,668
Patron Payouts	$(165,276,608)	$(166,343,692)
Gaming Revenues	$22,696,178	$21,533,976

NOTE 11 - RELATED PARTY TRANSACTIONS

Loans Payable to Shareholders

Loans payable to shareholders consisted of three (3) notes which are due June 1, 2012, interest is due monthly at 2% per annum, unsecured, in the amount of $673,143. Payments made during the years ended June 30, 2006 and 2005 were $180,964 and $101,010, respectively.  There were no new advances during the periods presented.

Leases with Shareholders

The Company leases certain land and buildings from certain of its shareholders.  The terms range from two (2) to five (5) years, expiring at times ranging from 2007 to 2010.  Total payments made in connection with these leases for the year ended June 30, 2006 and for the year ended June 30, 2005 were $102,064 and $124,120, respectively.  Management believes these leases are near market rates.

Fourth Quarter Adjustment

During the quarterly period ended March 31, 2006, the Company inadvertently wrote off the 441 pachinko machines that were in storage, which are to be used in the new stores expected to open in fiscal 2007. In addition, the Company incorrectly reduced the carrying value of the pachinko machines through a charge to operations. These charges are deemed an error by management, not a change in estimate, and accordingly, a required restatement of previously reported amounts. During the fourth quarter ended June 30, 2006, management reversed the amounts that incorrectly reduced the carrying value of pachinko machines totaling $428,580. Accordingly, the Company restated its net income during the quarterly period ended March 31, 2006, as follows:

	Unaudited
	For the Three Months Ended
	March, 31, 2006		March, 31, 2006
	(as reported)	Adjustments	(as adjusted)
Net Income	$161,858	$428,580	$590,438
Basic net income per share	$0.01		$0.03
Dilutive net income per share	$0.00		$0.00

NOTE 12 - SUBSEQUENT EVENTS

Short-term Debt

In July and August 2006, the Company entered into two additional short-term debt agreements with two commercial banks totaling approximately $860,000. The loans are primarily used for paying income taxes and new store construction. The loans bear interest rates of 2.625% and 2.9% per annum and are due in six months and one year.

Issuance of Common Stock

On August 15, 2005, the Company issued 1,700,000 shares of common stock to the investor relation company noted at Note 8. The estimated fair value of the common stock of $459,000 or $0.27 per share was based on the closing price of the Company’ s common stock on the date of issuance and will be expensed over the period of services provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PGMI, INC.

Date: September 28, 2006	By:	/s/ Shinichi Kanemoto
Shinichi Kanemoto Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Shinichi Kanemoto	Chief Executive Officer, Principal	September 28, 2006
Shinichi Kanemoto	Executive Officer and Director

/s/ Gakushin Kanemoto	Chief Financial and Principal	September 28, 2006
Gakushin Kanemoto	Accounting Officer and Director

/s/ Eiichi Kanemoto	Secretary and Director	September 28, 2006
Eiichi Kanemoto

/s/ Mark Buck	Director	September 28, 2006
Mark Buck