Form 10QSB
period 2006-09-30
PGMI, INC.
filed 2006-11-20
CIK 1127005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number 000-32195

PGMI, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0319410 (I.R.S. Employer Identification No.)

5912 Bolsa Avenue, Suite 108, Huntington Beach, California 92649
(Address of principal executive offices)(Zip Code)

(714) 895-7772
(Issuer’s telephone number, including area code)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, no par value	25,453,671 shares of common stock as November 15, 2006

Transitional Small Business Disclosure Format (Check one):
Yes ☐    No ☒.

PGMI, INC.
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements:
	Consolidated Balance Sheet at September 30, 2006 (unaudited)	2
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2006 and 2005 (unaudited)	3
	Consolidated Statement of Shareholders' Equity for the three months ended September 30, 2006 (unaudited)	4
	Consolidated Statements of Cash Flows for the three months ended September, 2006 and 2005 (unaudited)	5
	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operations	13

Item 3.	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		20

The terms “we,” “us,” “our,” “the Company,” and “PGMI,” as used in this Report on Form 10-QSB refers to PGMI, Inc., a Utah corporation, and its wholly-owned subsidiary, Marugin International, Inc., a corporation formed under the laws of Japan.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PGMI, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

September 30, 2006
(Unaudited)
ASSETS (Note 5)
Current assets:
Cash	$6,285,779
Time deposits	1,504,452
Prizes	695,014
Cash surrender value of life insurance	660,909
Deferred income taxes	139,303
Prepaid expenses and other (Note 4)	602,211
Total current assets	9,887,668

Property and equipment, net (Note 3)	47,160,264
Deferred income taxes	1,386,628
Deposits and other assets (Note 4)	2,734,673
Total assets	$61,169,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,293,768
Accrued liabilities (Note 4)	653,745
Current portion of long-term debt (Note 5)	8,509,184
Current portion of capital lease obligations	2,786,178
Current portion of loan payable to shareholders	83,100
Total current liabilities	14,325,975

Long-term debt, net of current portion (Note 5)	33,767,056
Capital lease obligations, net of current portion	3,126,541
Non-current accrued liabilities (Note 4)	1,694,420
Loan payable to shareholders, net of current portion	557,958
Total liabilities	53,471,950

Commitments and contingencies
Shareholders’ Equity (Notes 6 and 8):
Preferred stock, no par value, 150,000,000 shares authorized:
Class A convertible preferred stock, 6,000,000 shares designated,
4,416,285 shares issued and outstanding	2,333,683
Class B convertible preferred stock, 5,000,000 shares designated,
no shares issued and outstanding	-
Class C convertible preferred stock, 1,200,000 shares designated,
no shares issued and outstanding	-
Class E convertible preferred stock, 116,595,760 shares designated,
97,059,998 shares issued and outstanding	2,115,915
Common stock, no par value, 750,000,000 shares authorized,
25,003,671 shares issued and outstanding	654,892
Restricted retained earnings	109,141
Unrestricted retained earnings	2,361,751
Accumulated other comprehensive income	121,901
Total shareholders’ equity	7,697,283
Total liabilities and shareholders’ equity	$61,169,233

See accompanying notes to these financial statements.

PGMI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended	For the three months ended
	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)

REVENUES (Note 8):
Gaming	$5,055,904	$5,905,034
Other	486,034	415,577
Total revenues	5,541,938	6,320,611

COST OF REVENUES:
Salaries and wages	994,222	1,180,592
Depreciation	1,775,254	1,739,185
Facilities and other	1,134,286	1,379,827
Impairments of property and equipment	493,439	598,030
Total cost of revenues	4,397,201	4,897,634

Gross profit	1,144,737	1,422,977

OPERATING EXPENSES:
Marketing and advertising	236,353	265,375
General and administrative	1,182,119	723,222
Total operating expenses	1,418,472	988,597

Operating income (loss)	(273,735)	434,380

OTHER INCOME (EXPENSE):
Interest income	310	63
Interest expense	(459,954)	(436,397)
Gain (loss) from interest swap	(138,462)	62,560
Other income	50,482	51,146
Other expense	(2,928)	(117
Total other expense	(550,552)	(322,745)

Income (loss) before provision for income taxes	(824,287)	111,635

Benefit (provision) for income taxes	96,435	(93,534)

NET INCOME (LOSS)	$(727,852)	$18,101

Change in foreign currency translation	(96,464)	(100,726)

TOTAL COMPREHENSIVE LOSS	$(824,316)	$(82,625)

Basic and dilutive net loss per common share	$(0.04)	N/A

Weighted average number of common shares
outstanding used in per share calculations (Note 8)	24,133,617	N/A

See accompanying notes to these consolidated financial statements

PGMI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Series A Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Restricted Retained	Unrestricted Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Earnings	Income (loss)	Totals

Balances June 30, 2006	4,425,285	$2,333,683	97,059,998	$2,115,915	23,258,671	$195,892	$109,141	$3,089,603	$218,365	$8,062,599

Common stock issued for
investor relations fees	-	-	-	-	1,700,000	459,000	-	-	-	459,000

Conversion of series A
convertible preferred
stock into common stock	(9,000)	-	-	-	45,000	-	-	-	-	-

Foreign currency
translation	-	-	-	-	-	-	-	-	(96,464)	(96,464)

Net loss								(727,852)	-	(727,852)
Balances September 30, 2006	4,416,285	$2,333,683	97,059,998	$2,115,915	25,003,671	$654,892	$109,141	$2,361,751	$121,901	$7,697,283

See accompanying notes to these consolidated financial statements

PGMI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months	For the three months
	ended	ended
	September 30, 2006	September 30, 2005
	(Unaudited)	(Unaudited)

Net income (loss)	$(727,852)	$18,101
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation, amortization and accretion expense	2,135,879	1,828,267
Impairment of property and equipment	493,439	598,030
Gain (loss) on interest swap contracts	138,462	(62,560)
Shares issued for investor relations fees	459,000	-
Changes in operating assets and liabilities:
Prizes	165,860	(153,800)
Deferred income taxes	(96,435)	-
Prepaid expenses and other	55,383	210,666
Accounts payable	707,500	(61,166)
Accrued liabilities	(965,770)	(499,574)
Net cash provided by operating activities	2,365,466	1,877,964

Cash flows from investing activities:
Capital expenditures	(4,185,505)	(1,909,803)
Time deposits and restricted cash	(172,232)	(746,533)
Other assets	(379,146)	255,509
Net cash used in investing activities	(4,736,883)	(2,400,827)

Cash flows from financing activities:
Payments on capital lease obligations	(699,079)	(513,787)
Borrowings of long-term debt	3,301,302	982,686
Payments on long-term debt	(2,035,147)	(1,778,685)
Payments on loan payable to shareholders	(23,248)	(24,283
Net cash provided by (used in) financing activities	543,828	(1,334,069)

Foreign currency effect on cash	(71,837)	(57,036)

Net decrease in cash	(1,899,426)	(1,913,968)

Cash, beginning of period	8,185,205	7,956,995

Cash, end of period	$6,285,779	$6,043,027

Non-cash investing and financing transactions:
Purchases of equipment under capital leases	$1,605,466	$208,742

Cash paid for :
Interest	$397,812	$670,153
Income taxes	269,270	30,425

See accompanying notes to these consolidated financial statements

PGMI, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

MARUGIN International, Inc., (“MARUGIN”), a Japanese corporation, was incorporated on December 22, 1972. On June 10, 2003, MARUGIN established PGMI, Inc. (“PGMI”), a Delaware corporation, to effect a share-exchange agreement with MARUGIN, whereby MARUGIN became a wholly-owned subsidiary of PGMI (collectively, the “Company”). The Company operated thirteen (13) stores and 4,290 pachinko and slot machines as of September 30, 2006, which offer pachinko (Japanese pinball) gaming entertainment, all of which except two are located in Nagano prefecture. The Company receives income from cigarettes, non-alcoholic beverages and sundry items, as well as one small batting cage and a bowling alley. Japanese law regulates Pachinko gaming and the local police enforce laws. Pachinko gaming is one of the largest business segments in Japan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Consideration

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of September 30, 2006, the Company has a working capital deficit totaling $4,438,307, which raises substantial doubt about the Company’s ability to continue as a going concern in the event it cannot meet its obligations as they become due. The Company may continue to incur losses during fiscal 2007 due to 1) increased costs to provide infrastructure necessary to operate as a public company, and 2) start-up costs incurred with the new store expansion. Management has historically had good relations with its banks and management believes that certain notes payable will be refinanced in the normal course of business based on historical actions. Management is seeking equity or debt financing in the range of $1,000,000 to $3,000,000. There are no absolute assurances that management will be successful in refinancing the notes or raising additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Financial Statement Preparation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. Refer to the Company’s audited consolidated financial statements for the year ended June 30, 2006.

The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates. The results of operations for the three months ended September 30, 2006, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Recent Accounting Pronouncements

In May 2005 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which becomes effective for annual periods beginning after December 15, 2005, our fiscal year 2007. This statement requires that a voluntary change in accounting principle be retrospectively applied to prior period’s financial statements unless it is impractible to do so. Our financial statements will be affected by SFAS No. 154 only if we voluntarily change an accounting principle or correct an error in previously issued statements. The adoption did not have a significant impact of financial statements.

PGMI, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2006 the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN No. 48”) which becomes effective for fiscal years beginning after December 15, 2006. While we have not fully assessed the potential impact on our financial statements of adopting the interpretation in fiscal 2008, we do not believe the impact will be material. FIN No. 48 clarifies the accounting in accordance with SFAS No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management does not expect the adoption of FIN 48 to have an impact on its financial position, results of operations or cash flows.

NOTE 3 - PROPERTY AND EQUIPMENT

 At September 30, 2006, property and equipment consisted of the following:

Land	$16,248,896
Buildings and improvements	25,084,820
Leasehold improvements	12,215,332
Pachinko machines and computer equipment	27,808,317
Construction in progress	6,031,530
87,388,895
Less accumulated depreciation and impairments	(40,228,631)
$47,160,264

Land Acquisitions

During the three months ended September 30, 2006, the Company acquired land for the expansion of its Bando and Tenri stores. The aggregate purchase price was approximately $480,000.

Construction in Progress

From time to time, the Company enters into contracts for design, construction and exterior finishing of its stores. As of September 30, 2006, the Company’s construction in progress consisted of costs incurred for the construction related to the five new stores: Bando, Gyoda, Tenri, Toyota, and Hikone.

Bando store opened on October 30, 2006. The Company spent approximately $8,500,000 for the fixed assets, including land and pachinko-slot machines. Bando’s construction costs excluding land purchase incurred for the three months ended September 30, 2006 was approximately $2,300,000 and its cumulative costs incurred as of September 30, 2006 is approximately $2,400,000. See Note 9 for additional acquisition of machines in October 2006.

Gyoda store is planned to be open in December 2006. Estimated cost for the fixed assets including land lease and pachinko-slot machines is approximately $9,000,000. Gyoda’s construction costs including acquisition of leasehold rights incurred for the three months ended September 30, 2006 is approximately $300,000 and its cumulative costs incurred as of September 30, 2006 was approximately $2,400,000. See Note 9 for additional acquisition of machines in October 2006.

PGMI, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company commenced planning of three other stores, Tenri, Toyota, and Hikone during the fiscal year ended June 30, 2006. The Company paid monies for land deposits and commissions to intermediaries related to the sites. In addition, the Company entered into contracts for the construction of the sites; however, the contracts are not final unless certain conditions such as the permits to develop are granted. During the three months ended September 30, 2006, the Company incurred costs related to these three sites amounting to approximately $100,000 and cumulative costs incurred as of September 30, 2006 was approximately $1,200,000.

Impairment of long- Lived Assets

No impairments of land and buildings were recorded by management during the three months ended September 30, 2006 and 2005.

Other Impairments

As discussed in Note 2, pachinko machines that are under utilized because of change in players’ habits are generally retired before the end of the machine lives. During the three months ended September 30, 2006 and 2005, the Company impaired and retired pachinko and pachislot machines prior to the end of their useful lives resulting in losses of $493,439 and $598,030, respectively.

Depreciation

Depreciation expense charged to operations related to property and equipment during the three months ended September 30, 2006 and 2005 was $1,775,254 and $1,739,185, respectively.

NOTE 4 - CERTAIN BALANCE SHEET ITEMS

Assets

At September 30, 2006, prepaid expenses and other consisted of the following:

Prepaid investor relations fees	$224,100
Prepaid interest-current	214,913
Prepaid rent	135,674
Other	27,524

$602,211

At September 30, 2006, deposits and other assets consisted of the following:

Deposits	$1,153,540
Unamortized interest swap cost	642,585
Debt issue costs	606,504
Long-term savings account	163,478
Prepaid interest non-current	115,875
Other	52,691

$2,734,673

PGMI, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accrued Liabilities

At September 30, 2006, accrued current liabilities consisted of the following:

Deferred revenue	$209,599
Salaries and related benefits	189,862
Professional fees	69,000
Utilities	84,796
Use taxes payable	64,187
Other	36,301

$653,745

At September 30, 2006, non-current accrued liabilities consisted of the following:

Asset retirement obligations	$1,192,334
Interest swap liability	314,780
Benefit plan obligation	187,306

$1,694,420

NOTE 5 - LONG-TERM DEBT

Long-Term Debt

Long-term debt at September 30, 2006, consisted of the following:

Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $7,072 to $49,521, interest at 2.9% to 3.425% per annum, due 2006 through 2014, secured by land and buildings, guaranteed by officers.	$3,454,905
Loans payable to commercial bank, payable monthly in principal and interest installments ranging from $3,036 to $70,720, interest at 2.375% to 3.05% per annum, due 2006 through 2012, secured by land and buildings, guaranteed by officers.	5,684,279
Loans payable to finance company, payable monthly in principal and interest installments ranging from $11,023 to $45,101, interest at 2.47% to 4.25% per annum, due 2006 through 2012, secured by property, guaranteed by officers.	4,006,932
Notes payable to commercial bank, lump sum due in January 2008, interest only at 2.5% per annum, secured by land and buildings, guaranteed by officers.	9,717,629
Bond payable to commercial bank, payable semiannually in principal of $423,980, coupon interest at 0.9% per annum, guarantee fee at 1.4%, due 2006 through 2011, with a lump-sum payment of $847,960 in March 2011, unsecured.	4,239,803

PGMI, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Bonds payable to commercial bank, payable semiannually in principal of $317,985, initially coupon interest at 0.21% per annum, thereafter variable (Nikkei Quick DM 131) plus 0.1%, guarantee fee at 1.1%, due 2006 through 2012, with a lump-sum payment of $105,995 in December 2012.	3,921,818
Loans payable to commercial bank, payable monthly in principal and interest installments of $4,240 to $28,237, interest at 2.75% to 3.75% per annum, due 2008 through 2012, unsecured, guaranteed by officers.	3,182,023
Loan payable to commercial bank, payable monthly in principal and interest installment of $4,918, interest at 4.5% per annum, due 2006 through 2008, unsecured, guaranteed by officers.	95,146
Loan payable to commercial bank, payable monthly in principal and interest installment of $28,263, interest at 3.5% per annum, due 2006 through 2010, unsecured, guaranteed by officers.	1,215,458
Loan payable to commercial bank, payable monthly in principal and interest installments of $25,439, interest at 2.425% per annum, due January 2006 through 2007 with a lump-sum payment of $42,398 in November 2007, unsecured, guaranteed by officers.	398,542
Bond payable to commercial bank, payable semiannually in principal of $476,978, coupon interest at 1.541% guarantee fee at 1.65% per annum, due 2006 through 2013, with a lump-sum payment of $635,970 in March 2013, unsecured.	6,359,705

Total long-term debt	42,276,240

Less current portion of long-term debt	(8,509,184)
Long-term debt, net of current portion	$33,767,056

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

NOTE 6 - SHAREHOLDERS' EQUITY

Restricted Retained Earnings

As required under Japanese laws, the Company must accumulate 10% of dividends paid until restricted retained earnings amounts to 25% of common stock. As of September 30, 2006, the Company was in satisfaction of this requirement.

PGMI, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investor Relation Fees

In fiscal year ended June 30, 2006, the Company issued 300,000 common shares valued at $90,000, for investor relations services not yet rendered, and recorded such as a prepaid expense at June 30, 2006.

On August 15, 2006, the Company issued 1,700,000 shares of common stock to the investor relations company valued at $459,000 was based on the closing price of the Company’s common stock on the date of issuance. During the three months ended September 30, 2006, a portion of the services were provided and the Company expensed approximately $325,000.

NOTE 7 - GAMING OPERATIONS

The Company derives revenue primarily from the operation of pachinko and pachislot games. The Company is subject to annual licensing requirements established by the Prefectural Public Safety Commission. The Company must renew this license yearly to operate. The Company pays sales taxes of 5% of net revenues.

A summary of gross wagers, less winning patron payouts, for the three months ended September 30, 2006 and 2005, are as follows:

	2006	2005
Gross Wagers	$45,763,544	$48,633,987
Patron Payouts	(40,707,640)	(42,728,953)
Gaming Revenues	$5,055,904	$5,905,034

NOTE 8 - PER SHARE INFORMATION

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

The following is a table of common stock equivalents for the three months ended September 30, 2006 and 2005, which were not considered in the calculation of diluted net loss per share as the effects would have been anti-dilutive:

	2006	2005
Shares used in the calculation of basic EPS, as reported	24,133,617	-
Effects of series A convertible preferred	22,081,425	-
Effects of series E convertible preferred	485,299,990	485,299,990
Shares used in the calculation of diluted EPS	531,515,032	485,299,990

Prior to the December 8, 2005, reverse acquisition with HAPS USA, Inc. which was accounted for as a change in reporting entity, there were no common shares outstanding. Accordingly, per share information is not applicable for the quarterly period in 2005.

PGMI, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - SUBSQUENT EVENT

New Store Opening

On October 30, 2006, the Company opened a new store in Bando near Tokyo, Japan, see Note 3. The new store operates 560 pachinko-slot machines. In connection with the opening, on October 1, and October 20, 2006, the Company entered into five lease agreements for equipment at total cost of approximately $1,380,000. These leases are for the periods of 12 to 60 months and require monthly lease payments of approximately $78,000. These leases will be accounted for as capital leases.

In December, 2006, the Company will open a new store in Gyoda, Saitama, Japan, see Note 3. In connection with the opening of this new store, on October 20 and October 31, 2006, the Company entered into four lease agreements for equipment with costs totaling approximately $1,530,000. These leases are for periods ranging from 12 to 60 months and require minimum monthly lease payments of approximately $43,000. These leases will be accounted for as capital leases.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

To gain a better understanding of the risk factors that may tend to influence the accuracy of our forward looking statements, we recommend that you read the risk factors identified in the Company's Form 10-KSB for the year ended June 30, 2006 filed with the Securities and Exchange Commission on September 28, 2006. Although we believe that the risks described in the Form 10-KSB represent all material risks currently applicable to us, additional risks and uncertainties not presently known to us or that are currently not believed to be important to us may also affect our actual future results and could harm our business, financial condition and results of operations.

Overview

Through our subsidiaries, we own and operate 13 pachinko stores as of September 30, 2006, which is our primary operating business. In total, we operate 4,290 Pachinko and Pachislot machines. Our revenue base has grown consistently in the past years. The growth was attributable to sales by new and large store locations. To further enhance our revenue, during the period ended September 30, 2006, we made capital investments to open new stores in the future. As of September 30, 2006, five new stores are under construction or planning to construct. On October 30, 2006, a new store in Bando-city with 560 machines will be open. We are also currently constructing another new store in Gyoda-city. The Gyoda store is to be opened in December 2006. In addition to Bando and Gyoda locations, we are planning to construct three stores to be opened in 2007 and 2008. Each store will operate between 500 to 800 Pachinko and Pachislot machines. We plan to leverage our expertise and expand our business throughout Japan.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Operating Revenues and Costs

A summary of the gaming revenues for the three months ended September 30, 2006 and 2005 are as follows:

	2006		2005
	Amount	Percentage	Amount	Percentage
Patron wagers (pay-ins)	$45,763,544	100.0%	$48,633,987	100.0%
Patron payouts	(40,707,640)	(89.0)	(42,728,953)	(87.9)
Gaming revenues	$5,055,904	11.0%	$5,905,034	12.1%

Consistent with the gaming industry, we report our revenues as the net of wagers less payouts. During the three months, our gaming revenues decreased from $5,905,034 in 2005 to $5,055,904 in 2006, a decrease of 14.4%. Overall loss was due to increasing competition in Nagano area. However, our leading stores such as Seki and Shimotsuma generated a net increase of revenues by 31% and  66%, respectively, compared to the three months ended September 30, 2005.

Our gross wagers decreased by $2,870,443 or 5.9% from the three months ended September 30, 2005 to $45,763,544 in the three months ended September 30, 2006. Ten stores decreased their gross wagers in the aggregete of  $5,053,314 due to high competition, while two new stores, our Shimotsuma-store which opened July 2004 and Seki-store which opened in March 2005, contributed an aggregate increase in gross wagers of $4,142,522.

Our payouts decreased by $2,012,313 or 4.7% from the three months ended September 30, 2005 to $40,707,640 in the three months ended September 30, 2006. Our payouts as a percentage of wagers increased from 87.9% in 2005 to 89.0% in 2006 due to higher payout-rate campaign to regain customers.

Cost of Revenues

Costs of revenues as a percentage of total revenues for the three months ended September 30, 2006 and 2005 are as follows:

	2006	2005
Depreciation	32.0%	27.5%
Salaries and Wages	17.9%	18.7%
Facilities and other	20.5%	21.8%
Impairment of property and equipment	8.9%	9.5%
Total cost of revenues	79.3%	77.5%

Cost of revenues for the three months ended September 30, 2006 decreased by $500,433 or 10.2 % from $4,897,634 to $4,397,201 compared to the three months ended September 30, 2005. As a percentage of revenues, our costs in the three months ended September 30, 2006 increased to 79.3% from 77.5% for the three months ended September 30, 2005. Salaries and wages decreased by $186,370 or 15.8% and facilities and other decreased by $242,541 or 17.8% due to our improved labor and overhead cost management.

Marketing and Advertising Expense

We incurred $236,353 and $265,375 of marketing and advertising expenses which is 4.3% and 4.2% of revenues for the three months ended September 2006 and 2005, respectively. Those high percentages against the total revenue are mainly due to the advertisement of opening new stores.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2006 increased by $458,897or 63.5% to $1,182,119 from $723,222 for the three months ended September 30, 2005. General and administrative expenses for the three months ended September 30, 2006 constituted 21.3% of revenues in comparison to 11.4 % for the three months ended September 30, 2005. The increase in general and administrative costs is attributed primarily to $325,000 of investor relations fee, which did not incur for the three months ended September 30, 2005.

Other Income and Expenses

Interest expense increased by $23,557 to $459,954 in the three months ended September 30, 2006, from $436,397 for the three months ended September 30, 2005, an increase of 5.4%. The increase of interest expense is attributed to increase of long-term loans and lease contracts used to make improvements to leased properties and acquire equipment in new stores.

Income Taxes

Benefit of income taxes increased by $189,969 for the three months ended September 30, 2006, from $93,534 of income tax expense to $96,435 of tax benefit. The effective tax rate against income or loss before income tax decreased to 11.7% for the three months ended September 30, 2006 from 83.8% for the three months ended September 30, 2005. The decrease in effective tax rate was attributed to the allowance to fully write off the tax benefit of net operating loss of approximately $570,000 incurred in USA for the three months ended September 30, 2006.

Net Income (Loss)

We generated a net loss for the three months ended September 30, 2006 of $727,852 as compared to a net income of $18,101 for the three months ended September 30, 2005. This increase in net loss can be attributed to the decrease of gaming revenue due to the high competition and $325,000 of investor relations fee incurred in the three months ended September 30, 2006.

Liquidity and Sources of Capital

Cash Flows

During the three months ended September 30, 2006 and 2005, we generated $2,365,466 and $1,877,964, respectively, of cash flows from operating activities. Our cash provided by operating activities during the three months ended September 30, 2006 and 2005, included non-cash depreciation and impairment losses aggregating $2,629,318 and $2,426,297 respectively. Our increase in cash generated in the three months ended September 30, 2006 relates primarily to a decrease in payments to vendors in the three months ended September 30, 2006.

During the three months ended September 30, 2006 and 2005, we used cash of $4,736,883 and $2,400,827, respectively, on investing activities. During the three months ended September 30, 2006, we spent approximately $4,185,505 for capital additions mainly purchasing pachinko machines and constructing new stores. $1,605,466 and $208,742 of property and equipment were acquired under capital lease contracts during the three months ended September 30, 2006 and 2005 respectively.

During the three months ended September 30, 2006, we generated cash of $543,828 in financing activities. During this period, we borrowed $3,301,302 from three banks, and we repaid debt totaling $2,035,147. We used funds for constructing new stores and working capital. In fiscal 2005, we used cash in our financing activities in the amount of $1,334,069. We borrowed $982,686 and repaid long-term debt of $1,778,685 during the three months ended September 30, 2005. $699,079 and $513,787 of lease obligations were repaid during the three months ended September 30, 2006 and 2005.

Construction in progress

As of September 30, 2006, five new stores were under construction or planning to construct. On October 30, 2006, a new store in Bando-city with 560 machines will be open. The total cost of the Bando store is approximately $9,100,000. We are currently constructing a new store in Gyoda-city. The Gyoda store is to be opened in December 2006 and the estimated total costs at completion is approximately $9,600,000. $3,200,000 of construction cost for the two new stores incurred during the period ended September 30, 2006 is capitalized as either land or construction in progress. In addition to the Bando and Gyoda stores, we are planning to construct three stores to be opened in 2007 and 2008. These stores will operate between 500 to 800 Pachinko and Pachislot machines each. As of September 30, 2006, we incurred approximately $1,200,000 of construction in progress costs for these three sites. We plan to leverage our expertise and capitalize on new development opportunities to expand our operations in Japan.

Store location	Anticipated Opening month	Estimated total costs (in thousands) *	Costs Incurred as of 9/30/06 (in thousands) *	Remaining costs (in thousands) *	Commitment under contract (in thousands) **
Bando	October 06	$9,112	$4,217	$4,895	$9,112
Gyoda	December 06	9,598	2,399	7,199	9,174
Tenri	July 07	11,789	508	11,281	2,155
Toyota	January 08	10,058	210	9,848	223
Hikone	January 08	12,903	470	12,433	4,749
	Total	$53,460	$7,804	$45,656	$25,413

*Cost includes property, construction, equipment, special prize and other miscellaneous costs.
**All costs are expected to be financed by bank loans, leases, and our own capital.

Liquidity

As of September 30, 2006, the Company has a working capital deficit totaling $4,438,307. We have $8,509,184 in current portion of long term debt to be repaid within one year. In addition, we have commitment under contract in the amount of $25,413 which are subject to bank finance. We have good relations with our banks in Japan.  We believe PGMI will continue its growth and generate positive cash flows from operations to fund its daily operations and to service its debt obligations.  There are no assurances that we will be successful in our plans.  No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty about obtaining cash required to pay obligations as they come due.  Our independent registered public accounting firm has included an explanatory paragraph in their report on our consolidated financial statements ended September 30, 2006, regarding substantial doubt about our ability to continue as a going concern because of these matters.

Our level of indebtedness presents other risks to investors, including the possibility that we may be unable to generate cash sufficient enough to pay the principal of and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds and would likely have a material adverse effect on our business and results of operations.

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

Interest Rate Swap Agreements

Interest swap agreements and the related hedged debt are considered ineffective against changes in the fair value of the debt due to changes in the benchmark interest rates over their terms, as provided by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. We do not have an established formal risk management policy with respect to the use of derivative instruments, and the related term and notional amounts of the interest swap agreements do not coincide with the debt financed. The fair value of the swaps is carried as an asset or a liability in the consolidated balance sheet and the changes is recorded as a gain or loss to operations. The fair values of PGMI’s interest rate swaps are the estimated amounts it would receive or pay to terminate the agreements as of the reporting date as determined by the bank. As of September 30, 2006, the fair value of the outstanding swaps liability was $314,780.

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

In connection with its review of the our consolidated financial statements for the year ended June 30, 2006, McKennon, Wilson & Morgan LLP, the Company's independent accountants, advised management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions. McKennon, Wilson & Morgan LLP indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. We considered these matters in connection with the quarter-end closing of accounts and preparation of financial statements as and for the quarter ended September 30, 2006 and determined that no prior period financial statements were materially affected by such matters.

In response to the observations made by McKennon, Wilson & Morgan LLP, we will proceed more expeditiously with our existing plan to enhance our internal controls and procedures, which we believe addresses each of the matters raised by, McKennon, Wilson & Morgan LLP.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not currently a party to any legal proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PGMI, INC.

Date: November 20, 2006	By:	/s/ Shinichi Kanemoto
Shinichi Kanemoto President & Chief Executive Officer

By:	/s/ Gakushin Kanemoto
Gakushin Kanemoto Chief Financial Officer (signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)