Form 10QSB
period 2006-12-31
PGMI, INC.
filed 2007-02-20
CIK 1127005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common Stock, no par value	25,453,671 shares of common stock as of December 31, 2006

Transitional Small Business Disclosure Format (Check one):
Yes ☐    No ☒.

PGMI, INC.

The terms “we,” “us,” “our,” “the Company,” and “PGMI,” as used in this Report on Form 10-QSB refers to PGMI, Inc., a Utah corporation, and its wholly-owned subsidiary, Marugin International, Inc., a corporation formed under the laws of Japan.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PGMI, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

December 31, 2006
(Unaudited)
ASSETS
Current assets:
Cash	$3,607,838
Time deposits	1,928,465
Prizes	921,895
Cash surrender value of life insurance	664,189
Deferred income taxes (Note 2)	137,922
Prepaid expenses and other (Note 4)	1,598,341
Total current assets	8,858,650

Property and equipment, net (Note 3)	57,587,540
Deferred income taxes (Note 2)	3,117,496
Deposits and other assets (Note 4)	2,958,584
Total assets	$72,522,270

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,309,550
Accrued liabilities (Note 4)	978,271
Current portion of long-term debt (Note 5)	10,724,575
Current portion of capital lease obligations	5,807,659
Current portion of loan payable to shareholders	69,683
Total current liabilities	20,889,738

Long-term debt, net of current portion (Note 5)	37,747,781
Capital lease obligations, net of current portion	6,649,207
Non-current accrued liabilities (Note 4)	2,100,456
Loan payable to shareholders, net of current portion	542,356
Total liabilities	67,929,538

Commitments and contingencies

Shareholders’ Equity (Note 6):
Preferred stock, no par value, 150,000,000 shares authorized:
Class A convertible preferred stock, 6,000,000 shares designated, 4,326,285 shares issued and outstanding.	2,333,683
Class B convertible preferred stock, 5,000,000 shares designated, no shares issued and outstanding.	-
Class C convertible preferred stock, 1,200,000 shares designated, no shares issued and outstanding.	-
Class E convertible preferred stock, 116,595,760 shares designated, 97,059,998 shares issued and outstanding.	2,115,915
Common stock, no par value, 750,000,000 shares authorized, 25,453,671 shares issued and outstanding.	654,892
Restricted retained earnings	109,141
Accumulated deficit	(797,025)
Accumulated other comprehensive income	176,126
Total shareholders’ equity	4,592,732
Total liabilities and shareholders’ equity	$72,522,270

See accompanying notes to these consolidated financial statements.

PGMI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended		For the Six Months Ended
	December 31, 2006 (unaudited)	December 31, 2005 (unaudited)	December 31, 2006 (unaudited)	December 31, 2005 (unaudited)
REVENUES:
Gaming (Note 7)	$4,106,239	$4,896,622	$9,162,143	$10,801,656
Food, beverage and other	573,379	421,114	1,059,413	836,691
Total revenues	4,679,618	5,317,736	10,221,556	11,638,347

COST OF REVENUES:
Salaries and wages	1,428,163	1,243,261	2,422,385	2,423,853
Depreciation	3,212,601	1,967,680	4,987,855	3,706,865
Facilities and other	2,247,728	1,178,623	3,382,014	2,558,450
Impairments (Note 3)	463,907	262,451	957,346	860,481
Total cost of revenues	7,352,399	4,652,015	11,749,600	9,549,649

Gross profit	(2,672,781)	665,721	(1,528,044)	2,088,698

OPERATING EXPENSES:
Marketing and advertising	655,914	229,520	892,267	494,895
General and administrative	1,104,006	651,441	2,286,125	1,374,663
Total operating expenses	1,759,920	880,961	3,178,392	1,869,558

Operating income (loss)	(4,432,701)	(215,240)	(4,706,436)	219,140

OTHER INCOME (EXPENSE):
Merger-related fees	-	(2,333,683)	-	(2,333,683)
Gain (loss) from interest swap (Note 2)	67,188	59,331	(71,274)	121,891
Interest income	3,492	375	3,802	438
Interest expense	(608,797)	(418,034)	(1,068,751)	(854,431)
Other income	36,202	49,348	86,663	100,491
Other expense	-	-	(2,907)	(114)
Total other expense, net	(501,915)	(2,642,663)	(1,052,467)	(2,965,408)

Loss before benefit for income taxes	(4,934,616)	(2,857,903)	(5,758,903)	(2,746,268)

Benefit for income taxes (Note 2)	1,968,710	146,073	1,872,275	52,539

NET LOSS	$(2,965,906)	$(2,711,830)	$(3,886,628)	$(2,693,729)

Change in foreign currency translation	54,225	(402,591)	(42,239)	(503,317)

COMPREHENSIVE LOSS	$(2,911,681)	$(3,114,421)	$(3,928,867)	$(3,197,046)

Basic and diluted loss per common share:
Weighted average number of equivalent common shares (Note 8)	25,384,106	4,634,601	24,758,861	2,317,301
Basic and diluted net loss per equivalent common share (Note 8)	$(0.12)	$(0.59)	$(0.16)	$(1.16)

See accompanying notes to these consolidated financial statements.

PGMI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Series A Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Restricted Retained	Unrestricted Retained Earnings(accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	deficit)	(loss)	Totals

Balances June 30, 2006	4,425,285	$2,333,683	97,059,998	$2,115,915	23,258,671	$195,892	$109,141	$3,089,603	$218,365	$8,062,599
Common stock issued for investor relations fees	-	-	-	-	1,700,000	459,000	-	-	-	459,000
Conversion of series A convertible preferred stock into common stock	(99,000)	-	-	-	495,000	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	-	-	(42,239)	(42,239)
Net loss								(3,886,628)	-	(3,886,628)
Balances December 31, 2006 (unaudited)	4,326,285	$2,333,683	97,059,998	$2,115,915	25,453,671	$654,892	$109,141	$(797,025)	$176,126	$4,592,732

See accompanying notes to these consolidated financial statements.

PGMI, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended December 31, 2006	For the Six Months Ended December 31, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(3,886,628)	$(2,693,729)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion expense	5,464,110	3,890,552
Impairment of property and equipment	957,346	860,481
Loss (gain) on interest swap contracts	71,274	(121,891)
Merger related expenses	-	2,333,683
Stock compensation	549,000	-
Changes in operating assets and liabilities:
Prizes	(73,361)	(126,261)
Deferred income taxes	(1,872,275)	(52,531)
Prepaid expenses and other	(1,002,669)	439,615
Accounts payable	1,759,990	500,115
Accrued liabilities	(632,569)	(378,163)
Net cash provided by operating activities	1,334,218	4,651,871

Cash flows from investing activities:
Capital expenditures	(10,375,148)	(3,878,485)
Time deposits and restricted cash	(453,133)	(961,235)
Other assets	(947,610)	(272,303)
Net cash used in investing activities	(11,775,891)	(5,112,023)

Cash flows from financing activities:
Payments on capital lease obligations	(2,086,791)	(1,009,352)
Borrowings of long-term debt	12,196,703	5,758,891
Payments on long-term debt	(4,261,409)	(3,441,664)
Payments on loan payable to shareholders	(46,166)	(23,643)
Net cash provided by financing activities	5,802,337	1,284,232

Foreign currency effect on cash	61,969	(416,878)

Net increase (decrease) in cash	(4,577,367)	407,202

Cash, beginning of period	8,185,205	7,956,995

Cash, end of period	$3,607,838	$8,364,197

Non-cash investing and financing transactions:
Purchases of equipment under capital leases	$9,710,268	$203,240
Increase in property and equipment from asset retirement obligations	$496,341	$-
Insurance of common stock for accounts payable	$-	$105,802
Cash paid for :
Interest	$875,957	$684,296
Income taxes	$267,359	$-

See accompanying notes to these consolidated financial statements.

PGMI, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 NOTE 1 - ORGANIZATION AND BUSINESS

Organization

MARUGIN International, Inc., (“MARUGIN”), a Japanese corporation, was incorporated on December 22, 1972. On June 10, 2003, MARUGIN established PGMI, Inc. (“PGMI”), a Delaware corporation, to effect a share-exchange agreement with MARUGIN, whereby MARUGIN became a wholly-owned subsidiary of PGMI (collectively, the “Company”). The Company operated fifteen (15) stores and 5,450 pachinko and slot machines as of December 31, 2006, which offer pachinko (Japanese pinball and slots) gaming entertainment, all of which except four are located in Nagano prefecture. The Company receives income from cigarettes, non-alcoholic beverages and sundry items, as well as one small batting cage, a bowling alley and an internet cafe. Japanese law regulates Pachinko gaming and the local police enforce laws. Pachinko gaming is one of the largest business segments in Japan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Consideration

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As of December 31, 2006, the Company has a working capital deficit totaling $12,031,088, which raises substantial doubt about the Company’s ability to continue as a going concern in the event it cannot meet its obligations as they become due. The Company may continue to incur losses during fiscal 2007 due to 1) increased costs to provide infrastructure necessary to operate as a public company, and 2) start-up costs incurred with the new store expansion. Management considered such deficit was caused by the investing to construction of facilities and purchasing pachinko machines financed by bank loans and lease contracts for two new stores opened in October and December 2006 continuously. Management believes those new stores will likely to recover initial operating losses and generate positive operating cash flows within several months of operations. Management has historically had good relations with its banks and management believes that certain notes payable will be refinanced in the normal course of business based on historical actions. Management is seeking equity or debt financing in the range of $1,000,000 to $3,000,000 in the United States and up to $5,000,000 in Japan. There are no absolute assurances that management will be successful in refinancing the notes or raising additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from these estimates. The results of operations for the three months ended and the six months ended December 31, 2006, are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

PGMI, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Income Taxes

The benefit of income taxes in the amount of $1,872,275 was recognized during the six months ended December 31, 2006, in connection with approximately $4,680,000 of net operating loss incurred in the Japanese operation. Under Japanese Tax Law, the benefit of offsetting the future taxable income by net operating loss expires in seven years. The Company considered whether these losses will be realized by the future taxable income generated by new stores before they expire in seven years. The Company determined that the projected future income of the new stores is sufficient to offset the current losses. Therefore, the Company did not record a valuation allowances against the Company’s deferred tax assets, because we believe that it is more likely than not that our deferred tax assets will be recovered through future taxable income. The probability is consistent with our historical experience. The operations in United States also incurred approximately $1,049,000 of net operating loss for the six months ended December 31, 2006; however, tax benefits related to such were fully reserved through a valuation allowance since we considered the recognition of such benefit in the United States in the future is still unlikely.

Reclassifications

Management has reclassified certain expenses for the three and six months ended December 31, 2005 from other income and expense to gain (loss) from interest swap to show the separate line item to be consistent with 2006 presentation.

Recent Accounting Pronouncements

In May 2005 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which becomes effective for annual periods beginning after December 15, 2005, our fiscal year 2007. This statement requires that a voluntary change in accounting principle be retrospectively applied to prior period’s financial statements unless it is impractical to do so. Our financial statements will be affected by SFAS No. 154 only if we voluntarily change an accounting principle or correct an error in previously issued statements. The adoption did not have a significant impact of financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

PGMI, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2006, property and equipment consisted of the following:

Land	$16,506,681
Buildings and improvements	28,690,540
Leasehold improvements	17,560,264
Pachinko machines and computer equipment	36,031,422
Construction in progress	424,176
99,213,083
Less accumulated depreciation	(41,625,543)
$57,587,540

The Company opened the Bando store in October 2006 and the Gyoda Store in December 2006. As of December 31, 2006, the total property and equipment acquired for the Bando and Gyoda stores amounted to approximately $9,100,000 and $10,100,000, respectively, which included leasehold improvements and equipment acquired under capital leases. The lease periods range from 12 to 60 months and require monthly payments ranging from approximately $500 to $50,000. In addition, the Company opened an internet café in Nagano in November 2006. As of December 31, 2006, total property and equipment related to the internet café was approximately $500,000.

Construction in Progress

From time to time, the Company enters into contracts for design, construction and exterior finishing of its stores. As of December 31, 2006, the Company’s construction in progress consisted of costs incurred for the construction related to the three new stores: Tenri, Toyota, and Hikone. The Company paid monies for land deposits and commissions to intermediaries related to the sites. In addition, the Company entered into contracts for the construction of the sites; however, the contracts are not final unless certain conditions such as the permits to develop are granted.

Tenri store is expected to open in July 2007. Tenri’s cumulative construction costs excluding land purchase as of December 31, 2006 were approximately $113,000.

Hikone store is expected to open in January 2008. Hikone’s cumulative construction costs, excluding the land purchase, as of December 31, 2006 were approximately $48,000.

Toyota store is expected to open in January 2008. Toyota’s cumulative construction costs as of December 31, 2006 were approximately $263,000.

Impairments

As discussed in Note 2, pachinko machines that are under utilized because of change in players’ habits are generally retired before the end of the machine lives. During the six months ended December 31, 2006 and 2005, the Company impaired and retired pachinko and pachislot machines prior to the end of their useful lives resulting in losses of $957,346 and $860,481, respectively. During the three months ended December 31, 2006 and 2005, the Company impaired and retired pachinko and pachislot machines prior to the end of their useful lives resulting in losses of $463,907 and $262,451, respectively.

PGMI, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Depreciation

Depreciation expense charged to operations related to property and equipment during the six months ended December 31, 2006 and 2005 was $5,036,455 and $3,768,354, respectively. Depreciation expense charged to operations related to property and equipment during the three months ended December 31, 2006 and 2005 was $3,236,731 and $1,997,700, respectively.

NOTE 4 - CERTAIN BALANCE SHEET ITEMS

Assets

At December 31, 2006, prepaid expenses and other consisted of the following:

Refundable use tax	$630,882
Advance to vendors	368,130
Prepaid interest - current	277,070
Prepaid rent	218,564
Other	103,695

$1,598,341

At December 31, 2006, deposits and other assets consisted of the following:

Deposits	$1,662,766
Unamortized interest swap cost	596,596
Debt issue costs	555,884
Prepaid interest non-current	101,486
Other	41,852

$2,958,584

PGMI, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accrued Liabilities

At December 31, 2006, accrued liabilities consisted of the following:

Deferred revenue	$520,875
Salaries and related benefits	255,231
Professional fees	109,000
Utilities	83,948
Other	9,217

$978,271

At December 31, 2006, non-current accrued liabilities consisted of the following:

Asset retirement obligations	$1,675,916
Interest swap liability	246,643
Benefit plan obligation	177,897

$2,100,456

NOTE 5 - LONG-TERM DEBT

Long-Term Debt

Long-term debt at December 31, 2006, consisted of the following:

Loans payable to commercial bank, payable monthly in principal and interest installments ranging approximately from $7,000 to $49,000 interest at 2.9% to 3.125% per annum, due 2007 through 2014, secured by land and buildings, guaranteed by officers.
$3,357,485

Loans payable to commercial bank, payable monthly in principal and interest installments ranging approximately from $3,000 to $70,000, interest at 2.375% to 3.375% per annum, due 2007 through 2012, secured by land and buildings, guaranteed by officers.	5,231,047

Loans payable to finance company, payable monthly in principal and interest installments ranging approximately from $11,000 to $45,000, interest at 2.47% to 4.00% per annum, due 2007 through 2016, secured by property, guaranteed by officers.	7,516,004

Notes payable to commercial bank, lump sum due in November 2008, interest only at 2.75% per annum, secured by land and buildings, guaranteed by officers.	9,621,358

Bond payable to commercial bank, payable semiannually in principal of approximately $424,000, coupon interest at 0.9% per annum, guarantee fee at 1.4%, due 2007 through 2011, with a lump-sum payment of approximately $848,000 in March 2011, unsecured.	4,197,800

Bond payable to commercial bank, payable semiannually in principal of approximately $315,000, initially coupon interest at 0.21% per annum, thereafter variable (Nikkei Quick DM 131) plus 0.1%, guarantee fee at 1.1%, due 2007 through 2012, with a lump-sum payment of approximately $105,000 in December 2012.	3,568,130

Loans payable to commercial bank, payable monthly in principal and interest installments of approximately $4,000 to $42,000, interest at 2.5% to 3.75% per annum, due 2007 through 2013, unsecured, guaranteed by officers.	3,152,447

Loan payable to commercial bank, payable monthly in principal and interest installment of approximately $5,000, interest at 4.5% per annum, due 2007 through 2008, unsecured, guaranteed by officers.	79,590

Loan payable to commercial bank, payable monthly in principal and interest installment of approximately $28,000, interest at 3.5% per annum, due 2007 through 2010, unsecured, guaranteed by officers.	1,119,469

PGMI, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loan payable to commercial bank, payable monthly in principal and interest installments of approximately $25,000, interest at 2.675% per annum, due through 2007 with a lump-sum payment of approximately $42,000 in November 2007, unsecured, guaranteed by officers.	319,033

Bond payable to commercial bank, payable semiannually in principal of approximately $477,000, coupon interest at 1.541% guarantee fee at 1.65% per annum, due 2007 through 2013, with a lump-sum payment of approximately $636,000 in March 2013, unsecured.	6,296,701

Note payable to finance company, lump sum due in October 2007, interest at 4.20% per annum, unsecured, guaranteed by officers.	702,066

Loan payable to commercial bank, payable monthly in principal and interest installments of ranging from approximately $42,000 to $66,000, interest at 2.235% and 2.310% per annum, due 2007 through 2011, unsecured, guaranteed by officers.
1,679,120

Loan payable to commercial bank, payable monthly in principal and interest installment of approximately $47,000, interest at 4.075% per annum, due 2007 through 2009, unsecured, guaranteed by officers.	1,632,106

Total long-term debt	48,472,356

Less current portion of long-term debt	(10,724,575)
Long-term debt, net of current portion	$37,747,781

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

NOTE 6 - SHAREHOLDERS' EQUITY

Restricted Retained Earnings

As required under Japanese laws, the Company must accumulate 10% of dividends paid until restricted retained earnings amounts to 25% of common stock. As of December 31, 2006, the Company was in satisfaction of this requirement.

Stock

During the six months ended December 31, 2006, 99,000 shares of series A convertible preferred stock was converted into 495,000 shares of common stock. The converted preferred stock had no basis for accounting purposes.

Investor Relation Fees

During the fiscal year ended June 30, 2006, the Company issued 300,000 common shares valued at $90,000, for investor relations services not yet rendered, and recorded such as a prepaid expense at June 30, 2006. On August 15, 2006, the Company issued 1,700,000 shares of common stock to the investor relations company valued at $459,000 was based on the closing price of the Company’s common stock on the date of issuance. During the six months ended December 31, 2006, the services were provided and the Company expensed approximately $549,000.

PGMI, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - GAMING OPERATIONS

The Company derives revenue primarily from the operation of pachinko and pachislot games. The Company is subject to annual licensing requirements established by the Prefectural Public Safety Commission. The Company must renew this license yearly to operate. The Company pays sales taxes of 5% of net revenues.

A summary of gross wagers, less winning patron payouts, for the three months ended December 31, 2006 and 2005, are as follows:

	2006	2005
Gross Wagers	$52,276,841	$45,217,511
Patron Payouts	(48,170,602)	(40,320,889)
Gaming Revenues	$4,106,239	$4,896,622

A summary of gross wagers, less winning patron payouts, for the six months ended December 31, 2006 and 2005, are as follows:

	2006	2005
Gross Wagers	$98,040,385	$93,851,498
Patron Payouts	(88,878,242)	(83,049,842)
Gaming Revenues	$9,162,143	$10,801,656

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

The following is a table of common stock equivalents for the three and six months ended December 31, 2006 and 2005, which were not considered in the calculation of diluted net loss per share as the effects would have been anti-dilutive:

PGMI, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2006 (unaudited)	December 31, 2005 (unaudited)	December 31, 2006 (unaudited)	December 31, 2005 (unaudited)
Effects of series A convertible preferred	21,631,425	6,145,999	21,631,425	3,072,999
Effects of series E convertible preferred	485,299,990	485,299,990	485,299,990	485,299,990
Shares not used in the calculation of Dilutive EPS	506,931,415	491,445,989	506,931,415	488,372,989

NOTE 9 - SUBSQUENT EVENTS

Long-term Debt

On January 31, 2007, the Company entered into an additional long-term debt agreement with a commercial bank in the amount of approximately $430,000. The loan is primarily used for ordinary operation and payable monthly in principal and interest installments approximately $7,500. It bears an interest rate of 2.3% per annum and matures on February 10, 2012.

Lease

On January 27, 2007, the Company entered into a new capital lease for pachinko machines. The total lease obligation is approximately $129,000 and the lease term is twelve months.

Reverse Split

On January 18, 2007, the Board of Directors of the Company discussed about the approval of a proposal to amend PGMI’s Articles of Incorporation to effect a reverse stock split of thirty-to-one on PGMI’s outstanding shares of common and preferred stock. Upon instructions by the Securities Exchange Commission, preferred and common shares were voted as separate classes. Under Utah law, this necessitated that a quorum of each class be established prior to voting. It was determined that a quorum did not exist for common stock, and a majority of preferred shares abstained from voting. Therefore, this proposal was not approved.

Approval of Adoption of 2006 Stock Incentive Plan

On January 18, 2007, the majority of shareholders approved the 2006 Stock Incentive Plan which was previously adopted by the Board on March 11, 2006.

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

Overview

Through our subsidiaries, we owned and operated fifteen pachinko stores at December 31, 2006, which is our primary operating business. We opened our fourteenth store which is located in Bando City within the Ibaraki Prefecture in October 2006 and fifteenth store which is located in Gyoda City in Saitama Prefecture in December 2006; both of the new stores are our largest containing 560 to 600 pachinko and pachislo machines. We plan to assess underperforming stores within the next 24 months, as well as open some additional new stores. We plan to open a new store in Tenri City in Nara Prefecture in July 2007 and are currently in process to purchasing land for an additional two new stores as mentioned in construction in progress section. We operated a total of 5,450 Pachinko and Pachislo machines as of December 31, 2006. We plan to leverage our expertise and capitalize on new development opportunities to expand our operations in Japan.

Reverse Acquisition

On December 9, 2005, pursuant to an agreement dated October 27, 2005 by and among HAPS, PGMI, a Delaware corporation and all of the stockholders of PGMI, HAPS acquired all of the issued and outstanding shares of PGMI in exchange for an aggregate of 97,059,998 shares of HAPS Class E convertible preferred stock.  Each share of Class E preferred stock is convertible into five shares of HAPS common stock, commencing on the date which is three years from the date of their original issuance (or December 9, 2008).  As a result of this transaction, PGMI is a wholly-owned subsidiary, and the PGMI stockholders own approximately 91.5% of HAP’S voting stock, on a fully-diluted basis.  In addition, each share of Class E convertible preferred stock is entitled to five (5) votes.  No dividends shall accrue under the Class E convertible preferred stock.

Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Operating Revenues and Costs

A summary of the gaming revenues for the three months ended December 31, 2006 and 2005 are as follows:

	2006		2005
	Amount	Percentage	Amount	Percentage
Patron wagers (pay-ins)	$52,276,841	100.0%	$45,217,511	100.0%
Patron payouts	(48,170,602)	(92.1)	(40,320,889)	(89.2)
Gaming revenues	$4,106,239	7.9%	$4,896,622	10.8%

Consistent with the gaming industry, we report our revenues as the net of wagers less payouts.

Our gross wagers increased by $7,059,330 or 15.6%, from $45,217,511 during the three months ended December 31, 2005 to $52,276,841 during the three months ended December 31, 2006. The new store in Bando City which opened in October 2006 contributed $8,429,324 to the increase in wagers, while ten stores’ gross wagers decreased by $7,280,883 compared with in the three months ended December 31, 2005 mainly due to high competition caused by new stores of competitors opened in and around Ina City. The total number of pachinko and pachislo machines operated during the quarterly period ended December 31, 2006 was 5,450.

During the three months, our gaming revenues decreased from $4,896,622 in 2005 to $4,106,239 in 2006, a decrease of 16.1%.

Our payouts to patron wagers increased by 19.47% or $7,849,713, from $40,320,889 in the three months ended December 31, 2005 to $48,170,602 in the three months ended December 31, 2006. Our payouts as a percentage of wagers increased from 89.2% in 2005 to 92.1% in 2006. This is mainly caused by the higher pay-out campaign during the first months to promote the grand opening of two new stores which opened in October and December 2006. In order to possess the market shares and acquire stable customer base in the new area, we paid out at a higher rate than normal for the first couple of months of operation and intend to gradually decrease our payout ratios to normal levels after a new store opening to reduce initial operating losses and ultimately achieve profitability.

Cost of Revenues

        Costs of revenues and a percentage of total revenues for the three months ended December 31, 2006 and 2005 are as follows:

	2006		2005
	Amount	Percentage	Amount	Percentage
Depreciation	$3,212,601	68.7%	$1,967,680	37.0%
Salaries and Wages	1,428,163	30.5%	1,243,261	23.4%
Facilities and other	2,247,728	48.0%	1,178,623	22.2%
Impairment of property and equipment	463,907	9.9%	262,451	4.9%
Total cost of revenues	$7,352,399	157.1%	$4,652,015	87.5%

        Cost of revenues for the three months ended December 31, 2006 increased by $2,700,384 or 58.0 % from $4,652,015 to $7,352,399 compared to the three months ended December 31, 2005. As a percentage of revenues, our costs in the three months ended December 31, 2006 increased to 157.1% from 87.5% for the three months ended December 31, 2005. The main reason for the increase was increase of depreciation expense by $1,244,921 from $1,967,680 for the three months ended December 31, 2005 to $3,212,601 for the three months ended December 31, 2006. The increase was due to installment of approximately $13,000,000 of new pachinko machines mainly to the new stores. Such machines are to be depreciated over two to three years. Facilities and other costs for the three months ended December 31, 2006 also increased by $1,069,105 or 90.7% from $1,178,623 to $2,247,728, which includes approximately $1,549,000 of various overhead cost related to opening two new stores.

Marketing and Advertising Expense

        We incurred $655,914 for the three months ended December 31, 2006 and $229,520 for the three months ended December 31, 2005 of marketing and advertising expenses. Those are 14.0% and 4.3% of revenues for the three months ended December 2006 and 2005, respectively. The increase in marketing and advertising expenses as a percentage of total revenue for the three months ended December 31, 2006 is mainly due to approximately $293,000 of advertising expenditures related to the opening of two new stores.

General and Administrative Expenses

        General and administrative expenses for the three months ended December 31, 2006 increased by $452,565 or 69.5% to $1,104,006 from $651,441 for the three months ended December 31, 2005. The primary reason for the increase is attributable to a non-cash charge of $224,000 related to fair value of common stock issued to an investor relations firm.

Other Income and Expenses

Interest expense increased by $190,763 to $608,797 in the three months ended December 31, 2006, from $418,034 for the three months ended December 31, 2005, an increase of 45.6%. The increase of interest expense is attributable to an increase in long-term loans and lease contracts used to construct new stores and acquire machines and equipment in new stores. We obtained $12,196,703 of new bank loans with interest rate ranging from 2.6% to 4.2% per annum to appropriate for the purchasing of land and construction of new facilities and entered into $9,710,268 in lease contracts to acquire pachinko machines for new stores in Bando City and Gyoda City for the three months ended December 31, 2006.

During the three months ended December 31, 2005, we incurred a non-cash charge of $2,333,683 in connection with the issuance of 2,121,530 shares of Class A convertible preferred stock in connection with our reverse acquisition. The fair value was established based on an average of the closing price 15 days before and after the announcement of the merger.

Income Taxes

Benefit for income taxes increased by $1,822,637 for the three months ended December 31, 2006, from $146,073 to $1,968,710. $1,870,000 of tax benefit was recorded in connection with approximately $4,680,000 of the net operating loss incurred for the three months ended December 31, 2006 from the operations in Japan. Under Japanese Tax Law, the benefit of offsetting the future taxable income by net operating loss expires in seven years. The Company believes that the net operating loss benefit can be realized prior to expiration by the future taxable income generated by new stores, and, accordingly, no valuation allowances were recorded.  In the Pachinko business, when a new pachinko parlor is opened, we payout at a higher than normal rate, usually higher than patron wagers, for the first couple of months as a sales promotion of the new store in order to capture market share in the new location. Thereafter, we gradually decrease our payout ratios to normal levels so that initial operating losses are to be recovered in an effort to ultimately achieve profitability.  As such, we forecasted losses due to opening two new stores in the current period, but we anticipate that we will recover the loss within a few years, so we determined that no valuation allowance is necessary.  The operations in United States also incurred approximately $480,000 of net operating loss for the three months ended December 31, 2006, however tax benefits related to such losses were fully written off, and no deferred tax assets were recorded since we considered as uncertain the recognition of such benefit in the United States in the future.

Net Loss

We generated net loss for the three months ended December 31, 2006 of $2,965,906 versus $2,711,830 for the three months ended December 31, 2005.

New Stores

During the three months ended December 31, 2006, the two largest stores of PGMI pachinko parlors started their operations. On October 30, 2006, we opened the second largest store in Bando-city. The Bando store operates 400 pachinko and 160 pachislot machines with floor areas of 1,305 square meters. Parking lots of the store can hold 465 cars for customers. Additionally, we opened another store in Gyoda-city on December 18, 2006. PGMI’s largest store operates 440 pachinko and 160 pachislot machines with floor areas of 1,214 square meters. Parking lots of the store can hold 524 cars for customers. The Bando store increased the Company’s fixed assets by approximately $9,100,000. The Gyoda store increased the Company’s fixed assets by approximately $10,100,000.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005

Operating Revenues and Costs

A summary of the gaming revenues for the six months ended December 31, 2006 and 2005 are as follows:

	2006		2005
	Amount	Percentage	Amount	Percentage
Patron wagers (pay-ins)	$98,040,385	100.0%	$93,851,498	100.0%
Patron payouts	(88,878,242)	(90.7)	(83,049,842)	(88.5)
Gaming revenues	$9,162,143	9.3%	$10,801,656	11.5%

Consistent with the gaming industry, we report our revenues as the net of wagers less payouts.

Our gross wagers increased by $4,188,887 or 4.5% from the six months ending December 31, 2005 to $98,040,385 in the six months ending December 31, 2006. The four large stores operating 560 to 600 machines increased their wagers by $18,392,451 while ten stores decreased their wagers by $12,036,437 compared with the six months ended December 31, 2005 mainly due to high competition caused by new stores of competitors opened in and around Ina City. The new store at Bando City that opened in December 2006 contributed $8,429,324 to the increase in wagers. Total number of pachinko and pachislo machines was 5,450 during the six months ended December 31, 2006.

During the six months, our gaming revenues decreased from $10,801,656 in 2005 to $9,162,143 in 2006, a decrease of 15.2%.

Our payouts increased by $5,828,400 or 7.0% from the six months ending December 31, 2005 to $88,878,242 in the six months ending December 31, 2006. Our payouts as a percentage of wagers increased from 88.5% in 2005 to 90.7% in 2006. This is mainly caused by the higher rate pay-out campaign to promote the grand opening of new stores which opened in October and December 2006. In order to possess the market shares and acquire stable customer base in the new area, we payout in higher rate than normal for the first couple of months, and gradually decrease our payout ratios to normal level after a new store opening to reduce initial operating losses and ultimately achieve profitability.

Cost of Revenues

 Costs of revenues as a percentage of total revenues for the six months ended December 31, 2006 and 2005 are as follows:

	2006		2005
	Amount	Percentage	Amount	Percentage
Depreciation	$4,987,855	48.8%	$3,706,865	31.9%
Salaries and Wages	2,422,385	23.7%	2,423,853	20.8%
Facilities and other	3,382,014	33.0%	2,558,450	22.0%
Impairment of property and equipment	957,346	9.4%	860,481	7.4%
Total cost of revenues	$11,749,600	114.9%	$9,549,649	82.1%

        Cost of revenues for the six months ended December 31, 2006 increased by $2,199,951 or 23.0 % from $9,549,649 to $11,749,600 compared to the six months ended December 31, 2005. As a percentage of revenues, our costs in the six months ended December 31, 2006 increased to 114.9% from 82.1% for the six months ended December 31, 2005. The primary reason for this increase was depreciation expense, which increased $3,706,865 to $4,987,855 due to approximately $13,000,000 of new pachinko machines, which are depreciated over two to three years, mainly installed in new stores. Facilities and other costs for the six months ended December 31, 2006 also increased by $823,564 or 32.2% from $2,558,450 to $3,382,014, which includes approximately $1,549,000 of various overhead cost related to opening two new stores.

Marketing and Advertising Expense

        We incurred $892,267 and $494,895 of marketing and advertising expenses or 8.7% and 4.3% of revenues for the six months ended December 2006 and 2005, respectively. The increase in marketing and advertising expenses as a percentage oftotal revenue for the six months ended December 31, 2006 is mainly due to approximately $293,000 of the advertisement of opening two new stores.

General and Administrative Expenses

        General and administrative expenses for the six months ended December 31, 2006 increased by $911,462 or 66.3% to $2,286,125 from $1,374,663 for the six months ended December 31, 2005. General and administrative expenses for the six months ended December 31, 2006 constituted 22.4% of revenues in comparison to 11.8 % for the six months ended December 31, 2005. The main reasonfor this increase is $600,134 of increase in investor relationship fees incurred after reverse shell merger, including a non-cash charge of $224,000 for the fair value of common stock issued to an investor relations firm.

Other Income and Expenses

Interest expense increased by $214,320 to $1,068,751 in the six months ended December 31, 2006, from $854,431 for the six months ended December 31, 2005, an increase of 25.1%. The increase of interest expense is attributable to an increase of long-term loans and lease contracts used to make improvements to leased properties and to acquire equipment in new stores. We obtained $12,196,703 of new bank loans with interest rates ranging from 2.6% to 4.2% per annum to appropriate for the purchasing of land and construction of new facilities and entered into $9,710,268 of lease contracts to acquire pachinko machines for new stores at Bando City and Gyoda City for the six months ended December 31, 2006.

During the six months ended December 31, 2005, we incurred a non-cash charge of $2,333,683 in connection with the issuance of 2,121,530 shares of Class A preferred stock in connection with our reverse acquisition. The fair value was established based on an average of the closing price 15 days before and after the announcement of the merger.

Income Taxes

Benefit for income taxes increased by $1,819,736 for the six months ended December 31, 2006, from $52,539 to $1,872,275. $1,870,000 of tax benefit was recorded in connection with approximately $4,680,000 of the net operating loss incurred for the six months ended December 31, 2006 from the operations in Japan. Under Japanese Tax Law, the benefit of offsetting future taxable income by net operating loss expires in seven years. The Company believes the net operating loss benefit can be realized before they expire by the future taxable income generated by new stores, and, accordingly, no valuation allowances were recorded. In the Pachinko business, when a new pachinko parlor is opened, we payout in higher rate than normal, usually higher than patron wagers, for the first couple of months as a sales promotion of the new store in order to capture market shares in the new location. Thereafter, we gradually decrease our payout ratios to normal levels, in an effort to recover the initial operating losses and ultimately achieve profitability.  As such, due to opening two new stores, we forecasted the loss in the current period but anticipate that we will recover the loss within a few years. Consequently, we determined that no valuation allowance is necessary. The operations in United States also incurred approximately $1,048,000 of net operating loss for the six months ended December 31, 2006; however, tax benefits related to such losses were fully written off, and no deferred tax assets were recorded, since we believe the recognition of such benefit in the United States is unlikely.

Net Loss

We generated net loss for the six months ended December 31, 2006 of $3,886,628 versus $2,693,729 for the six months ended December 31, 2005.

Liquidity and Sources of Capital

Cash Flows

A summary of the cash flows for the six months ended December 31, 2006 and 2005 are as follows:

	2006	2005
	Amount	Amount
Net cash provided by operating activities	$1,334,218	$4,651,871
Net cash used in investing activities	(11,775,891)	(5,112,023)
Net cash provided by financing activities	5,802,337	1,284,232
Foreign currency effect on cash	61,969	(416,878)
Net increase (decrease) in cash	$(4,577,367)	$407,202

During the six months ended December 31, 2006 and 2005, we generated $1,334,218 and $4,651,871 respectively, of cash flows from operating activities. Our cash provided by operating activities during the six months ended December 31, 2006 and 2005, included non-cash depreciation and impairment of pachinko equipment of $6,421,456 and $4,751,033, respectively. Our decrease in cash generated in the six months ended December 31, 2006 relates primarily to an increase our net loss and deferred income taxes in the six months ended December 31, 2006.

During the six months ended December 31, 2006 and 2005, we used cash of $11,775,891 and $5,112,023 respectively on investing activities. During the six months ended December 31, 2006, we spent approximately $10,375,148 for capital additions mainly constructing new stores and purchasing pachinko machines. $9,701,268 and $203,240 of property and equipment were acquired under capital lease contracts during the six months ended December 31, 2006 and 2005.

During the six months ended December 31, 2006, we generated cash of $5,802,337 in financing activities. During this period, we borrowed $12,196,703 from five banks, and we repaid debt totaling $4,261,409. We used funds for construction of new stores and purchasing pachinko machines. In fiscal 2005, we generated cash in our financing activities in the amount of $1,284,232. We borrowed $5,758,891 and repaid long-term debt of $3,441,664 during the six months ended December 31, 2005. $1,946,516 and 1,009,352 of lease obligations were repaid during the six months ended December 31, 2006 and 2005.

Construction in progress

As of December 31, 2006, three new stores in Tenri, Toyota, and Hikone were under construction or in planning to construct. These stores will each operate between 500 and 800 Pachinko and Pachislot machines. We expect our new store in Tenri-city to be opened in July 2007. The estimated total cost of the Tenri store including land is approximately $11,070,000. A new store in Toyota-city is expected to be opened in January 2008, and its estimated cost at completion is approximately $9,764,000. A new store in Hikone-city is also projected to be opened in January 2008, and its estimated cost including land at completion is approximately $12,300,000. As of December 31, 2006, construction in progress of the three stores excluding land was approximately $424,000. We plan to leverage our expertise and capitalize on new development opportunities to continue to expand our operations throughout Japan.

A summary of the construction in progress as of December 31, 2006 are as follows (in thousands $):

Storelocation	Opening month	Estimated total costs (including land)*	Construction costs (including land) as of 12/31/06 *	Remaining costs*	Commitment under contract**
Tenri	July 07	11,070	575	10,495	2,473
Toyota	January 08	9,764	264	9,500	264
Hikone	January 08	12,300	468	11,832	4,918
Total		$33,134	$1,307	$31,827	$7,655

*Cost includes special prize and other miscellaneous costs.
**All costs are expected to be financed by bank loans, leases, and our own capital.

Liquidity

As of December 31, 2006, the Company had a working capital deficit totaling $12,031,088. We have $10,724,575 in current portion of long-term debt to be repaid within one year. We have good relations with our banks in Japan and have historically been successful with refinancing our bank loans with the respective lenders.  We believe PGMI will continue its growth and generate positive cash flows from operations to fund its daily operations and service its debt obligations.  There are no assurances that we will be successful in our plans.  No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty about obtaining cash required to pay obligations as they come due.  Our independent registered public accounting firm has included an explanatory paragraph in their report on our consolidated financial statements ended June 30, 2006, regarding substantial doubt about our ability to continue as a going concern because of these matters.

Our level of indebtedness presents other risks to investors, including the possibility that we may be unable to generate sufficient cash to pay the principal and interest on our indebtedness when due; and that we may not be able to meet tests and covenants of such debt agreements and achieve satisfactory resolution of such non-compliance with the lenders. In such an event, the holders of our indebtedness may be able to declare all indebtedness owing to them to be due and payable immediately, and proceed against any collateral securing such indebtedness. These actions could limit our ability to borrow additional funds, result in increase borrowing costs, limit our ability to grow our business and would likely have a material adverse effect on our business and results of operations.

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

Interest Rate Swap Agreements

Interest swap agreements and the related hedged debt are considered ineffective against changes in the fair value of the debt due to changes in the benchmark interest rates over their terms, as provided by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. We do not have an established formal risk management policy with respect to the use of derivative instruments, and the related term and notional amounts of the interest swap agreements do not coincide with the debt financed. The fair value of the swaps is carried as an asset or a liability in the consolidated balance sheet and the changes is recorded as a gain or loss to operations. The fair values of PGMI’s interest rate swaps are the estimated amounts it would receive or pay to terminate the agreements as of the reporting date as determined by the bank. As of December 31, 2006, the fair value of the outstanding swaps liability was $246,643.

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

In connection with its review of the our consolidated financial statements for the year ended June 30, 2006, McKennon, Wilson & Morgan LLP, the Company's independent accountants, advised management of certain significant internal control deficiencies that they considered to be, in the aggregate, a material weakness, including, inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances; lack of procedures or expertise needed to prepare all required disclosures; and evidence that employees lack the qualifications and training to fulfill their assigned functions. McKennon, Wilson & Morgan LLP indicated that they considered these deficiencies to be a material weakness as that term is defined under standards established by the American Institute of Certified Public Accountants. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal control from reducing to an appropriately low level the risk that material misstatements in our financial statements will not be prevented or detected on a timely basis. We considered these matters in connection with the quarter-end closing of accounts and preparation of financial statements as and for the quarter ended December 31, 2006 and determined that no prior period financial statements were materially affected by such matters.

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

PGMI, INC.

Date: February 20, 2007	By:	/s/ Shinichi Kanemoto
Shinichi Kanemoto
President & Chief Executive Officer

By:	/s/ Gakushin Kanemoto
Gakushin Kanemoto
Chief Financial Officer (signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)